Form 10-K405
period 1994-12-31
INSURANCE INVESTORS & HOLDING CO
filed 1995-08-16
CIK 50773

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended   DECEMBER 31, 1994
                                       or
(   )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
For the transition period from __________________ to ________________________

                           Commission File No. 0-1984

                       INSURANCE INVESTORS & HOLDING CO.
             (Exact name of registrant as specified in its charter)

              ILLINOIS                                   37-0858627
    (State of other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)

       2512 North Knoxville Avenue, Peoria, Illinois              61604-3622
       (Address of principal executive offices)                   (Zip Code)

                                  309-685-7661
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:

                      Class A, Common stock, $1 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of the close of the period covered by this report, the number of shares outstanding of the registrant's Class A, Common Stock was 807,649 and registrant's Class B, Common Stock was 472,423.

                       INSURANCE INVESTORS & HOLDING CO.

                                     PART I

ITEM 1.  BUSINESS

          (a) General development of business. The Registrant, incorporated in 1963, is a holding company managing and operating a life insurance company, Central Investors Life Insurance Company of Illinois ("Central") and a general insurance agency, C I Agency, Inc. ("CI"). Substantially all business is conducted through the Registrant's two subsidiaries and these two subsidiaries represent the major assets of the Registrant as follows:

----------------------------------------------------------------------------------------------
                                               Original                          % of voting
                                               invested          No. of             securities
   Description                                   cost            shares               owned
----------------------------------------------------------------------------------------------
Central Investors Life Insurance Company
   of Illinois:
   Common Stock                                 $1,386,338         604,475            93.0%

C I Agency, Inc.:
   Common Stock                                 $   50,000          50,000           100.0%
----------------------------------------------------------------------------------------------

          On November 28, 1994, Registrant and Central signed a definitive written agreement with Citizens, Inc., a Colorado life insurance holding company based in Austin, Texas for the acquisition of all of the stock of Registrant and Central by Citizens, Inc. The agreement provides that shareholders of Registrant will receive one (1) share of Citizens, Inc. Class A common stock for each eight (8) shares of the Registrant's Class A or B stock owned. Shareholders of Central other than the Parent will receive one (1) share of Citizens, Inc. Class A Common Stock for each four (4) shares of Central stock owned. The companies will continue to operate in their respective locations under a combined management team with the consolidation of computer data processing on Citizens, Inc.'s system. The agreement is subject to the approval of regulatory authorities and stockholders of the Registrant and Central. On March 10, 1995, the Illinois Department of Insurance indicated that the companies could proceed with the merger and Citizens, Inc.'s acquisition of control of Central.

          Other than interest and dividend income from general investments, the Registrant has no source of revenue or income independent from its subsidiaries; therefore, it must rely primarily upon its operating subsidiaries for dividends. The Registrant's subsidiary, C I, has paid to the Registrant seven dividends totaling $90,000 since 1973. The Registrant's subsidiary, Central, has not paid dividends to stockholders to date.

          The Registrant and its subsidiaries as of December 31, 1994 had in their employment one computer programmer, two data processing and accounting personnel and one part-time and one full-time salaried officers. In addition, four commission agents were licensed for life insurance sales. These agents serviced existing business, but were restricted from writing new business in 1994 because of Central's lack of approved policies and a coinsurance or reinsurance contract for new business. Central continued to be licensed in Illinois, Indiana, Oklahoma and Arizona during the year.

          The Illinois Legislature passed new Statutory Standard Nonforfeiture and Standard Valuation Laws which took effect January 1, 1989. Since that date, Central has lacked the funds to file any policy revisions with Illinois and does not have any policies currently approved for sale. Between 1974 and 1987, Central's yearly volume of new business primarily came from two policy plans, Modified Whole Life (MWL) and Decreasing Term Life to Age 100 (DTL). Each individual risk insured under either of these two plans was regularly in excess of Central's own risk retention. The excess retention was coinsured with Life Reassurance Corporation (then General Reassurance Co.). Life Reassurance notified Central that it would not coinsure new risk on these plans after February 28, 1987. To date, the efforts to secure another satisfactory coinsurance or reinsurance contract for theses two plans have been delayed by Central's inability to finance the completion of the required policy revisions.

          Central's inquiries into a new contract were further hampered by a decline in sales of MWL and DTL plans which had started before the cancellation of the contract. Market conditions were changing and independent agents who had been selling these plans were increasingly shifting their business to interest sensitive plans offered by the large brokerage companies. In inquiries with different coinsurance and reinsurance companies, problems arose over commission allowances, which would have made the plans less attractive to agents, and expenses involved in additional revisions to allow male or female, smoker or nonsmoker classifications. The expense of these policy revisions was compounded because two different sets of numerical factors must be actuarially developed for each plan in order to meet the differences in Federal and State reporting requirements.

          The development of interest sensitive plans was considered, but so far Central has found sales proposals and administrative programs required for interest sensitive plans to be in a price range which would not allow Central a reasonable expectation of profit on projected sales. Recent declines in interest rates on investment grade securities have increased the pricing problem. Initial indications of the cost of interest sensitive plans in 1987 resulted in changing the decision to discontinue the MWL and DTL plans. During 1988, $11,000 was spent with an actuarial firm for the first set of numerical factors. In 1989, there was limited programming done on Central's computer to enable it to print revised DTL policy forms, but increased death claim expenses and general expenses in 1988 and 1989 reduced funds available for revision expenditures. Death claim expenses and general expenses were lower in 1990 and 1991, but during these years concern about the possibility of high death claim expenses and the increased regulatory capital and surplus requirements precluded expenditures for further policy revisions. In 1992, a record high amount of death claim expenses did occur and no funds were available for policy revisions. Death claims were lower in 1993 and 1994, but declining premium and investment income plus increased regulatory requirements did not permit expenditures for policy or market development.

          A 1993 change in the Illinois statutory deposit law requires the Company to maintain a trust deposit of U.S. Government obligations with a market value of $1,200,000. This change required the Company to increase its U.S. Government investments by $900,000 in late 1993, a time of very low interest yields which negatively affected investment income by approximately $25,000 to $30,000 from late 1993 to late 1994. The market value requirement and the Company's small asset base made it necessary to choose short term U. S. Governments to insure less market price volatility, further penalizing yields.

          Central's statement prepared under statutory accounting practices for state insurance departments reported a loss of $13,337 in 1994 compared to a loss of $12,520 in 1993. A lack of new sales and policy terminations resulted in a premium income decrease of $5,999. Net investment income was down $16,455, as a result of Central being required to purchase $900,000 of short term U. S. Treasury Notes during a period of low interest rates in late 1993. Several of these notes matured and were reinvested during a period of rising interest rates in late 1994. Further decline in investment income is not
expected if starting 1995 interest rates do not decline.    As a result of a
1992 regulation requiring an interest maintenance reserve liability account
(IMR), Central's statutory realized capital gain of $1,081 was reduced to $-0-with the $1,081 to the IMR account, compared to a recognized gain of $18,670 in
1993.    The regulation further provided a formula for the yearly amortization of a portion of the IMR. In 1994, $3,288 was treated as income from the IMR. The significant statutory expense changes occurring in 1994, were increases of $27,877 in reserve expense, $1,693 in loading cost and $472 in death claims. The full impact of these changes was reduced by reductions of $25,719 in cash surrender benefits paid, $4,422 in commission expenses less co-insurance allowances, $36,255 in general insurance expenses and $679 in insurance taxes, licenses and fees. Dividends and annual endowment expense declined by $2,436. Since the Company is not selling policies with annual endowments or dividends, these policy benefits decrease from time to time at a rate determined by cash surrenders. In 1994, the Registrant's, and its subsidiary, CI Agency, Inc.'s, expense charges to Central were increased for salaries by $23,000 and for legal fees by $1,376, and reduced for rent by $1,200 from 1993's allocations. Additional allowances were made for accounting fees. Converted to Generally Accepted Accounting Principles (GAAP), Central's 1994 results reflected a loss of $25,698 compared to a gain of $1,736 in 1993. The major changes in GAAP from 1993 to 1994, involved a decrease of $16,050 in premium income, $16,455 in investment income, $35,018 in capital gains and an increase of $30,696 in policyholder reserves for future benefits. The impact of these changes was offset partially by decreases of $36,255 in general expenses and $25,719 in cash surrenders and $8,083 in commission expense.

          Central's general expenses are high in relation to its size because of varied government reporting requirements. From inception in 1965, Central has been required to report to State Insurance Departments in accordance with Statutory Accounting Practices. In 1973, the Securities and Exchange
Commission started requiring reports prepared in accordance with Generally Accepted Accounting Principles (GAAP). Each complex system of accounting represents a significant expense to Central, but GAAP expenses are more readily identified since they were added last. GAAP accounting and quarterly reporting expenses were estimated at $34,150 for 1994, compared to $31,050 in 1993. The 1994 expenditure for GAAP accounting represents approximately 21.2% of Central's general insurance expenses of $154,106 before inter-company allocations in 1994.

          On a consolidated basis with Central and C I, the Registrant's net loss for 1994 was $125,831 compared to a net loss of $79,465 in 1993 and $103,151 in 1992. Total revenues for 1994 decreased $55,885 as GAAP premium income decreased $16,050, investment income decreased $16,566 and realized investment gain decreased $23,269. Policy benefit expenses decreased $25,270, as cash surrenders decreased by $25,719 and death claims slightly increased by $472. The benefit expenses for annual endowments and dividends were down $2,413 as the block of policies containing these benefits continued to decline. Future life policy benefits increased $30,696 with decreases in cash surrenders and lapses. The overall policy termination ratio improved to 4.9% in 1994 from 18.4% in 1993. The lower rate of policy terminations also reduced the amortization of deferred acquisition cost by $6,185 and deferred premiums by $720.

          In 1986, the decision was made to have the Registrant's GAAP statements follow Central's statutory accounting practice of not recognizing any agents debit balances as an asset and $49,329 was charged off as an expense. During 1994, recovery of this charge-off, from renewal commissions, was $1,309 making a total recovery to date of $15,592. The amount of recovery is down in 1994 as was expected and will remain so for 1995. The decrease of general insurance expenses of $13,733 was primarily distributed among the accounts for legal fees, group insurance and printing. Actuarial fees rose as regulatory certification requirements increased. Loan expense increased $5,489 from additional loans made in 1994 and 1993. Taxes, licenses and fees decreased by $730, as assessments by State guarantee funds were lower.

          (b)  Financial information about industry segments, and

          (c)  Narrative description of business, and

          (d) Financial information about foreign and domestic operations and export sales.

          The Registrant and its subsidiaries are in the life insurance industry, writing ordinary life insurance policies for individuals. All policies are sold within the United States and no one policyholder or agent accounts for more than 10% of premium revenues.

          The following tables in this section reflect information as to the life insurance business of Central. The presentation of the Registrant's consolidated operations and admitted assets is according to generally accepted accounting principles.

AS OF DECEMBER 31:                   1994          1993          1992         1991          1990
                                     ----          ----          ----         ----          ----
New business (face amount)
  paid:
   Ordinary - whole life          $      --           --          --              --              --
   Ordinary - term life                  --           --          --              --              --
                                  -------------------------------------------------------------------
       Total                      $      --           --          --              --              --
                                  ===================================================================
Life insurance in force:
   Ordinary - whole life          $3,154,472    3,346,971    4,276,205      5,348,561       6,102,650
   Ordinary - term life            2,861,870    3,038,751    3,468,531      4,032,557       4,309,426
                                  -------------------------------------------------------------------
       Total                      $6,016,342    6,385,722    7,744,736      9,381,118      10,412,076
                                  ===================================================================
Policy lapse (termination)
   ratio                                 4.9%        18.4%        17.3%           9.9%           19.6%
                                  ===================================================================
Premium income:
   First year                     $      --           --           --             --              215
   Single                              6,801        9,734        7,260          6,486           7,381
   Renewal                            46,780       59,897       65,527         71,089          80,581
                                  -------------------------------------------------------------------
       Total                      $   53,581       69,631       72,787         77,575          88,177
                                  ===================================================================
Net Loss                          $ (125,831)     (79,465)    (103,151)       (46,554)        (11,957)
                                  ===================================================================
Total Assets                      $2,402,385    2,461,948    2,512,310      2,609,977       2,629,253
                                  ===================================================================

          Substantially all business of the Registrant is conducted through its two subsidiaries, Central and CI. CI has a non-exclusive Agency Contract with Central to secure, train and supervise life insurance agents to sell policies of Central. CI's efforts to recruit agents were curtailed in 1987 as a result of Central ceasing to issue Modified Whole Life and Decreasing Term Life to Age 100 policy plans. CI has no salaried personnel, but reimburses Central for use of Central's personnel. CI owns IBM, Gateway 2000 and Data General computer equipment. Time on this equipment is leased to the Registrant and Central. Central's personnel operate the equipment. CI also leases other office equipment to Central.

          Central is licensed to sell life and accident and health insurance; however, Central has not developed any accident and health policies to date.
On January 1, 1989, new Illinois Statutory Standard Nonforfeiture and Standard Valuation Laws took effect. Modified Whole Life and Decreasing Term Life to Age 100 are the only policy plans upon which any policy revision work has been started. Each of Central's other policy plans will be reviewed to determine if future sales potential justifies the cost of actuarial and printing revisions. Prior to January 1, 1989, but not after, Central had approval by the Illinois Insurance Department and sold the following ordinary life policies:

          Participating policies:
              Life paid up at 63 with annual pure endowments.
              Life paid up at 75 with 15 year level term and 20 year return of premium benefits.

          Nonparticipating policies:
              Annual Renewable Term.
              Decreasing Term to Age 100.
              Modified Whole Life.
              Ordinary Whole Life.
              Premium Endowment at 60.

          Nonparticipating riders:
              The following policy riders were also sold according to general underwriting practice of the life insurance industry:
                    Waiver of Premium, Payor Insurance.  Double and Triple
                        Indemnity.
                    Family Income Rider (decreasing term) on 10, 15, 20, 25 and
                        30 year basis.  Family Plan.

          Between 1974 and 1987, Central's yearly volume of new business was basically from two policy plans, Modified Whole Life and Decreasing Term Life to Age 100. The introduction of these two policies marked a change in Central's sales emphasis from high cash value life insurance policies to lower premium policies with little or no cash value. The change was necessitated because increasing interest rates and inflation were detrimental to the starting of savings through high cash value life insurance policies. Before these new policy plans were introduced, first year premium had averaged as high as $35.79 per $1,000 in 1969, but for 1987, the last year of sales, it was $16.89. When Central introduced these plans, it entered into a coinsurance contract with Life Reassurance Corporation to cover risks in excess of its $10,000 retention. The retention limit was changed to

$20,000 in 1976. Life Reassurance Corporation notified Central in December, 1986 that it would not accept coinsurance on these two plans after February 28, 1987. This action stopped sales efforts of Modified Whole Life and Decreasing Term Life to Age 100.

          Prior to 1973, GAAP accounting and quarterly reporting were not requirements for life insurance companies and an allowance for these expenses was not included in the calculation of Central's earlier life insurance premium rates. The impact of GAAP accounting is significant, and in 1994, it was estimated to be 21.2% of Central's annual general insurance expenses, up from 19.4% in 1993. Central has not been able to adjust premiums for GAAP expenses since premiums on life insurance policies cannot be increased after issue to reflect increased costs. It is difficult to factor GAAP accounting expenses into new premiums since mutual and certain stock life insurance companies are not required to maintain their records in accordance with GAAP accounting or prepare quarterly SEC reports. Further regulatory changes developed additional expenses when Central's state of domicile, Illinois, required certified annual statements in accordance with statutory accounting principles of domestic companies, certain portions of which have been waived for Central.

          Competition remains strong as there are more than 850 life insurance companies licensed to do business in the State of Illinois. There are also a large number of life insurance companies in Arizona, Indiana, and Oklahoma.

          The Registrant and its subsidiaries, with limited staff and financial resources, were continuing to experience difficulty in developing their sales programs and computer system because of the workload and expense involved in maintaining separate accounting and reporting processes for Federal and State Regulators. Plans to develop an interest sensitive product were stalled as the Registrant could not locate software to administer the product at a price reasonable to expected sales. As the purchase price and performance of various software packages were investigated, a recurring difficulty was that they were found to be more costly and less complete than initially indicated by their sellers. Time was also diverted from new product development by the Illinois Insurance Department's triennial examination of Central in 1988. Increased death claims in 1988 and 1989 and the requirement to increase capital and surplus by the end of 1990 were additional restrictions on funds available for business development. The Registrant borrowed $40,000 in 1990 to strengthen Central's capital and surplus. An additional $35,000 was borrowed in 1991 for the same purpose and to replace a thirteen year old computer whose repair cost, after a disk drive failure, exceeded replacement cost.

          When Central's death claim expenses increased in the latter part of 1992, the Registrant borrowed an additional $47,500 to apply to expenses and preserve Central's capital and surplus position. At the same time, Central began negotiating a reinsurance agreement covering Central's premium paying policies with another life insurance company. The primary purpose of the agreement was to reduce Central's exposure to death claims. The agreement provided for a transfer of reserves to the other company and a payment to Central of $140,000 and a contract to service the premium paying policies. The agreement was finalized in December, 1992, subject to the approval of the Illinois Insurance Department, with an effective date of December 1, 1992. The Illinois Department made additional requests for information, which each time renewed their thirty day review period, until they sent Central a letter dated March 25, 1993, indicating they would not approve the agreement and requested its withdrawal.

          During the Spring of 1993, the Illinois Insurance Department conducted an in-house audit of Central's books and records. Their financial examination report confirmed Central's statutory reports, found no regulatory violations and was adopted and filed October 13, 1993. This report is available for public examination at the Illinois Insurance Department's offices in Chicago or Springfield, Illinois.

          Later in 1993, the Registrant increased its borrowings by $58,000 as income declined and expense reductions failed to keep pace. The registrant borrowed $87,400 additional in 1994. On November 28, 1994, the Registrant and Central signed a definitive written agreement with Citizens, Inc., a Colorado life insurance holding company based in Austin, Texas for the acquisition of the stock of the Registrant and Central by Citizens, Inc. The agreement provides that shareholders of Registrant will receive one (1) share of Citizens, Inc. Class A common stock for each eight (8) shares of the Registrant s Class A or B stock owned. Shareholders of Central other than the Parent will receive one (1) share of Citizens, Inc. Class A Common Stock for each four (4) shares of Central stock owned. The companies will continue to operate in their respective locations under a combined management team with consolidation of computer data processing on Citizens, Inc.'s system. The agreement is subject to the approval of regulatory authorities and stockholders of the Registrant and Central. On March 10, 1995, the Illinois Department of Insurance indicated that the companies could proceed with the merger and Citizens, Inc.'s acquisition of control of Central.

ITEM 2.  PROPERTIES

          The Registrant and its two subsidiaries share a common office located at 2512 North Knoxville, Peoria, Illinois. The lease for this office is in the name of Central and the total monthly rental is $800 for approximately 2,900 square feet of space. During 1994, CI reimbursed Central $1,200 for its share of space occupied.

          The Registrant's general business equipment has been fully amortized. During the year, the Registrant received $400 a month from Central for use of the equipment.

          C I owns miscellaneous data processing equipment and office equipment with a year-end net book value of $921 and $527, respectively. During the year, C I received $6,000 from Central for use of the equipment.

          Central owns general business equipment which is fully amortized.

ITEM 3.  LEGAL PROCEEDINGS

          The Company is unaware if any pending litigation to which the Registrant or any of its subsidiaries are parties or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No items were submitted, during the fourth quarter of the fiscal year covered by this report, to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

          Neither class of the Company's common stock is listed or actively traded through security brokerage firms, and there is virtually no over-the-counter trading activity.

          There have been no dividends paid since the inception of the Company.

                               Approximate Number of Equity Security Holders
                                                                                Number of
                 Title of Class                                               Record Holders
                 --------------                                               --------------
Class A, Common Stock, $1,00 par value                                               1,688

Class B, Common Stock, no par value, stated value
   $.10 per share                                                                       38

ITEM 6.  SELECTED FINANCIAL DATE

                                         1994            1993               1992            1991          1990
                                         ----            ----               ------          ----          ----
Total revenue                      $  161,170           217,055             240,633         248,393         255,046
Net Loss                           $ (125,831)          (79,465)           (103,151)        (46,554)        (11,957)
Net loss per common share               (.10)              (.06)               (.08)           (.04)           (.01)
Total assets                       $2,402,385         2,461,948           2,512,310       2,609,977       2,629,253
Long-term obligations              $  267,900           180,500             100,000          75,000          40,000
Cash dividends per common
   share                                 None              None                None            None            None


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          On November 28, 1994, the Registrant and its life subsidiary, Central Investors Life Insurance Company of Illinois (Central), signed a definitive written agreement with Citizens, Inc., a Colorado life insurance holding company based in Austin, Texas for the acquisition of the stock of the Registrant and Central by Citizens, Inc. The agreement provides that shareholders of the Registrant will receive one (1) share of Citizens, Inc. Class A common stock for each eight (8) shares of the Registrant's Class A or B stock owned. Shareholders of Central other than the Parent will receive one
(1) share of Citizens, Inc. Class A common stock for each four (4) shares of Central stock owned. The companies will continue to operate in their respective locations under a combined management team with consolidation of computer data processing on Citizens, Inc.'s system. The agreement is subject to the approval of regulatory authorities and stockholders of the Registrant and Central. On March 10, 1995, the Illinois Department of Insurance indicated that the companies could proceed with the merger and Citizens, Inc.'s acquisition of control of Central.

CONSOLIDATED RESULTS OF OPERATIONS

          The Company's consolidated loss for 1994 was $125,831 compared to losses of $79,465 in 1993 and $103,151 in 1992. A significant part of the changes occurring between each of the years was due to fluctuations in death claims and realized investment gains along with declining premium and investment income. Premium income in 1994 decreased by $16,050 compared to decreases of $3,156 in 1993 and $4,788 in 1992. The premium decline in 1993 was reduced by an unusual number of Modified Whole Life policyholders electing to pay a one time re-entry fee and continue their policies another ten years. Policy lapses and no new sales were the cause of decreasing premium income. The Company's policy lapse ratios were 4.9% in 1994, a significant improvement from 18.4% in 1993, and 17.3% in 1992.

          Investment income was down $16,566 in 1994 compared to decreases of $24,564 in 1993 and $18,363 in 1992. The 1994 and 1993 decreases in investment income were the result of falling interest rates during the past three years, which lead to the Company experiencing almost all of its bonds with over 7% yield being called in for redemption. Investment income was further affected by a 1993 change in the Illinois statutory deposit law requiring the Company to maintain a trust deposit of U. S. Government obligations with a market value of $1,200,000. This change required the Company to increase its U. S. Government investments by $900,000 in late 1993, a time of very low interest yields which negatively affected investment income, approximately $25,000 to $30,000 from late 1993 to late 1994. The market value requirement and the Company's small asset base made it necessary to choose short term U. S. Governments to insure less market price volatility, further penalizing yields.

          The realized investment gains of $1,081 in 1994, and $24,350 in 1993 and $20,208 in 1992 were the result of early calls plus adjustments in stock and U. S. Treasury Note holdings. The Company's bond investments have always been limited to investment grade bonds, but two bonds have been reduced by Moody's Investment Service to a rating of Ba1 or lower. These two bonds represent less than 1.2% of total assets and were current with interest payments at the end of the year. The Company has no direct investments in mortgages or real estate.

          The Financial Accounting Standards Board (FASB) has issued a Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In 1994, this required the Company to classify its debt and marketable equity securities in one of three categories: trading, held-to-maturity, or available-for-sale. Securities which qualify for the held-to-maturity category are to be stated at amortized cost. Since the Company's practice has been to purchase U. S. Treasuries and other bonds with the intent to hold-to-maturity, there was no significant change in the stated value of these investments.

          In 1994, death claim expenses were $30,020, compared to $29,548 in 1993 and $76,617 in 1992. The death claim expense in 1992 was the highest in the Company's history and developed from Modified Whole Life (MWL) policies written in the early "80's. During 1993, the lapsing of these policies accelerated as a large block of 1983 MWL policies were subject to a premium increase and deposit refund on their tenth anniversary date. The amount of cash surrenders decreased by $25,719 in 1994 compared to an increase of $15,474 in 1993 and a decrease of $8,235 in 1992. Since the Company is not selling policies with annual endowments or dividends, these policy benefits will also decrease from time to time at a rate determined by cash surrenders. As a result of decreased lapses and cash surrenders in 1994, expenses for future life policy benefits and deferred premium increased while amortization of deferred acquisition cost decreased. The recovery of $1,309 in uncollectible agents balances was a result of contractual changes in MWL policies which continued into their eleventh year. Recovery of uncollectible agents balances decreased significantly in 1994, as expected, and will remain low in 1995.

          General insurance expenses in 1994 decreased by $13,733 compared to a decrease of $8,792 in 1993 and an increase of $10,527 in 1992. The 1994 change resulted from decreases in expenses for legal fees, group insurance and printing. Actuarial fees rose as regulatory certification requirements increased in 1994. Between 1993 and 1992, the decrease in expenses resulted from lower expenditures for salaries, group insurance, printing, equipment repair and computer programs. Loan expense increased $5,489 from additional loans made in 1994 and 1993. The Company continues to have difficulty developing sales programs and computer programs, because of the growing work load and expense involved in maintaining separate accounting and reporting processes for Federal and State Regulators. Although the rate of inflation has eased over the past few years, the Company was still adversely affected by modest declines in the purchasing power of the dollar since it cannot increase the premiums on present in-force policies. Taxes, licenses and fees decreased in 1994 as assessment by state guarantee funds were lower.

          During the Spring of 1993, the Illinois Insurance Department conducted an in-house audit of the books and records of the Company's life insurance subsidiary. Their financial examination report confirmed the subsidiary's statutory reports, found no regulatory violations and was adopted and filed October 13, 1993. This report is available for public examination at the Illinois Insurance Department's offices in Chicago or Springfield, Illinois.

          Later in 1993, the Registrant increased its borrowings by $58,000 as income declined and expense reductions failed to keep pace. The Registrant borrowed $87,400 additional in 1994. On November 28, 1994, the Registrant and Central signed a definitive written agreement with Citizens, Inc., a Colorado life insurance holding company based in Austin, Texas for the acquisition of the stock of the Registrant and Central by Citizens, Inc. The agreement provides that shareholders of the Registrant will receive one (1) share of Citizens, Inc., Class A common stock for each eight (8) shares of the Registrant's Class A or B stock owned. Shareholders of Central, other than the Parent, will receive one (1) share of Citizens, Inc. Class A common stock for each four (4) shares of Central stock owned. The companies will continue to operate in their respective locations under a combined management team with consolidation of computer data processing on Citizens, Inc. system. The agreement is subject to the approval of regulatory authorities and stockholders of the Registrant and Central. On March 10, 1995, the Illinois Department of Insurance indicated that the companies could proceed with the merger and Citizens, Inc.'s acquisition of control of Central.

          LIQUIDITY AND CAPITAL RESOURCES

          Funds from premium income, interest income, bond maturities and redemptions, and a loan increase of $87,400 were used to meet 1994 liquidity and capital requirements. The company's total assets and liabilities decreased between 1994 and 1993 as a result of decreased investment income and premium income. Although the Company has a substantial amount of liquidity in interest earning cash accounts and short term investments totaling $207,500 and anticipates the maturing of $1,038,000 of bonds in 1995, the requirement to maintain $1,200,000 of capital and surplus in the life subsidiary and to maintain two complex accounting systems for different regulatory layers of government has imposed severe limits on the use of these funds. None of the funds can be applied toward loan repayments due in 1995. The Company will need to secure an extension of its loans or a new loan, an effort which will not be enhanced by the Company's record or previous earnings trends unless regulatory and stockholder approval is secured implementing the previously described definitive written agreement between Citizens, Inc. and the Company. Progress on product development continues to be postponed by concern for the rising cost of supporting the regulatory reporting system, claim experience and maintaining the current capital and surplus requirements for the life insurance subsidiary.

          During the early part of 1993, the Company sought approval from the Illinois Insurance Department for a reinsurance contract designed to reduce the Company's exposure to claims while injecting additional capital and permitting the Company to earn a fee servicing the business reinsured. In a letter dated March 25, 1993, the Department requested the contract be withdrawn. Once the computer system, which has been adjusted to service the reinsured business, was readjusted, the decision developed reasonably well for the Company. Death claim expense for 1993 and 1994 returned to near average levels, policy terminations in the block of policies generating claims reduced potential claim expense and, in 1994 the lapse rate dropped to 4.9% from 18.4% in 1993 and 17.3% in 1992.

          The Company, directly and through its life subsidiary, continued to investigate options for raising additional capital and surplus. Options available, as a result of changing regulatory requirements, have become more restricted by the cost of studies, legal fees, actuarial services and audit
certifications required to satisfy various regulators.   Among options which
have been investigated were the redomestication of the life subsidiary, the sale of premium paying policies to reduce exposure to death claims, surplus debentures and sale or merger of the Company or its life subsidiary. A sale of stock by the Company or its life subsidiary was also considered. However, the Company comes under the Securities and Exchange Commission (SEC) rules, which makes it very costly to sell a small block of stock; nor would the Company's history be conducive to selling additional stock. Toward the end of 1994, the previously described definitive written agreement was included in a Form A filing with the Illinois Insurance Department regarding a change of control of a life insurance company. On March 10, 1995, the Illinois Insurance Department indicated the companies could proceed to secure approval from other regulatory agencies and stockholders.

          The National Association of Insurance Commissioners established new minimum capital requirements in the form of Risk Based Capital. Risk-based capital factors the type of business written by a company, the quality of its assets, and various other factors into account, to develop a minimum level of capital called "authorized control level risk-based capital" and compares this level to an adjusted statutory capital that includes capital and surplus as reported under Statutory Accounting Principles, plus certain investment reserves. Should the ratio of adjusted statutory capital to control level risk-based capital fall below 200%, a series of actions by insurance regulators begins. At December 31, 1994, the Company's life subsidiary's ratio was 8,346.7%. This unusual ratio was a result of a high percentage of investments in U.S. Government securities and a low ratio of liabilities to capital and surplus.

At the end of 1994 the life subsidiary had $1,202,323 of statutory capital and surplus. This was a decrease of $11,924 compared to an increase of $4,628 in 1993 and a decrease of $24,799 in 1992. The Illinois Legislature established $1,200,000 as the minimum statutory capital and surplus for an Illinois domiciled life insurance company after December 31, 1990. On December 31, 1995, the requirement changes to $1,500,000 capital and surplus. The normal "grandfather" provision was not allowed, and life insurance companies which were in existence before the changes were established are required to meet the new minimums as they come into effect.

          The cost of maintaining and reporting under two complex standards of accounting, GAAP for Federal Regulators and statutory accounting for State Regulators, continues to drain resources from more productive efforts. Statutory accounting has always been required of the Company, but GAAP accounting was not required until 1973. In 1994, GAAP accounting was estimated to have cost $34,150 or 21.2% of 1994 GAAP general insurance expenses. From the start of GAAP accounting in 1973, the Company estimates, exclusive of internal expenses, that $377,518 has been spent with independent actuarial and accounting firms to assist in maintaining the GAAP accounting system. In the opinion of management, statutory accounting will remain the primary accounting method determining the Company's solvency, and ability to make expenditures and pay dividends.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Insurance Investors & Holding Co. and Subsidiaries:

              Independent Auditor's Report
              Consolidated Balance Sheets - December 31, 1994 and 1993 Consolidated Statements of Operations - Three Years Ended
                 December 31, 1994
              Consolidated Statements of Changes in Stockholders  Equity -
                 Three Years Ended December 31, 1994
              Consolidated Statements of Cash Flows - Three Years Ended
                 December 31, 1994
              Notes to Consolidated Financial Statements

INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         Page(s)
                                                                                         -------
Independent Auditors' Report                                                                15

Consolidated Balance Sheets - December 31, 1994 and 1993                                  16 - 17

Consolidated Statements of Operations - Years ended December 31, 1994, 1993,
  and 1992                                                                                  18

Consolidated Statements of Changes in Stockholders' Equity - Years
  ended December 31, 1994, 1993 and 1992                                                    19

Consolidated Statements of Cash Flows - Years ended December 31, 1994, 1993,
  and 1992                                                                                  20

Notes to Consolidated Financial Statements December 31, 1994, 1993
  and 1992                                                                                21 - 32


Schedule
--------

  II    Condensed Financial Information of Registrant                                     33 - 36

  III   Supplementary Insurance Information                                                 37

  VI    Reinsurance                                                                         38


                       [KPMG PEAT MARWICK LLP LETTERHEAD]


                          INDEPENDENT AUDITORS'  REPORT

The Board of Directors and Stockholders
Insurance Investors & Holding Co.:

We have audited the consolidated financial statements of Insurance Investors & Holding Co. and subsidiaries. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insurance Investors & Holding Co. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                        KPMG Peat Marwick LLP
                                        /s/ KPMG Peat Marwick LLP


Dallas, Texas
June 6, 1995

INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 1994 and 1993

-----------------------------------------------------------------------------------------------------

                    Assets                                                   1994             1993
-----------------------------------------------------------------------------------------------------
Investments (note 2):
   U. S. Treasury bills, at amortized cost (market value
       $512,491 in 1993).                                                 $      -            512,491
   Bonds, at amortized cost (market value $1,902,194 in
       1994; $1,497,262 in 1993)                                           1,955,882        1,482,278
   Preferred stocks, at market (cost $81,473 in
       1994 and 1993, respectively)                                           57,957           71,013
   Policy loans                                                              101,749          110,871
-----------------------------------------------------------------------------------------------------

          Total Investments                                                2,115,588        2,176,653

Cash                                                                         207,506          203,106

Accrued investment income                                                     26,581           22,017

Deferred acquisition costs (note 3)                                           51,262           57,806

Furniture and equipment, at cost less accumulated
depreciation of $108,713 in 1994 and $107,795 in 1993.                         1,448            2,366

-----------------------------------------------------------------------------------------------------

          TOTAL ASSETS                                                    $2,402,385        2,461,948
-----------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


-----------------------------------------------------------------------------------------------------------

          Liabilities and Stockholders' Equity                                      1994              1993
-----------------------------------------------------------------------------------------------------------
Liabilities:
   Policy liabilities:
       Future life policy benefits (notes 3 and 11)                              $  717,441         712,464
       Deferred premium reserve                                                      67,443          67,537
       Policyholders' funds:
          Supplemental contracts                                                      9,407          11,768
          Dividends and endowments payable (note 8)                                  11,345          11,444
          Dividend accumulations                                                    136,502         138,589
          Endowment accumulations                                                   135,188         147,679
          Premiums received in advance                                                  277             177
-----------------------------------------------------------------------------------------------------------

                                                                                  1,077,603       1,089,658

   Accounts payable and accrued expenses                                             26,424          19,214
   Minority interest (note 9)                                                        93,268          95,996
   Other liabilities                                                                  3,549           4,967
   Notes payable (note 4)                                                           267,900         180,500
-----------------------------------------------------------------------------------------------------------

       Total liabilities                                                          1,468,744       1,390,335
-----------------------------------------------------------------------------------------------------------

Stockholders' equity (notes 5 and 6):
   Class A common stock of $1 par value.  Authorized 1,500,000
       shares; issued 819,249 shares                                                819,249         819,249
   Class B common stock of $.10 stated value.  Authorized 500,000
       shares; issued and outstanding 472,423 shares                                 47,242          47,242
   Paid-in capital                                                                  576,347         576,347
   Net unrealized depreciation on investments (note 2)                              (21,869)         (9,728)
   Retained deficit                                                                (477,903)       (352,072)
-----------------------------------------------------------------------------------------------------------

                                                                                    943,066       1,081,038

   Less cost of Class A shares in treasury - 11,600 shares                            9,425           9,425
-----------------------------------------------------------------------------------------------------------

       Total stockholders' equity                                                   933,641       1,071,613

Commitments and contingent liabilities (note 11)
-----------------------------------------------------------------------------------------------------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $2,402,385       2,461,948
-----------------------------------------------------------------------------------------------------------

INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 1994, 1993 and 1992

                                                                1994         1993          1992
---------------------------------------------------------------------------------------------------
Revenue:
   Life insurance premiums                                   $   53,581       69,631         72,787
   Net investment income (note 2)                               106,508      123,074        147,638
   Realized investment gains (note 2)                             1,081       24,350         20,208
---------------------------------------------------------------------------------------------------

                 Total revenue                                  161,170      217,055        240,633
---------------------------------------------------------------------------------------------------

Benefits and expenses:
   Policy benefits:
       Death and other policy benefits                           61,462       86,732        118,916
       Endowments to policyholders                               12,049       13,323         14,362
       Dividends to policyholders (note 8)                       13,996       15,135         18,422
   Change in future life policy benefits                          4,977      (25,719)       (14,195)
   Amortization of deferred acquisition costs (note 3)            3,648        9,833         10,370
   Provision for deferred premium                                   (94)        (814)        (1,378)
   Recovery of uncollectible agents  balances                    (1,309)      (5,150)        (4,375)
   General insurance expenses                                   161,096      174,829        183,621
   Interest expense                                              19,762       14,273          7,991
   Taxes, licenses and fees                                      13,227       13,957         12,685
---------------------------------------------------------------------------------------------------

              Total benefits and expenses                       288,814      296,399        346,419
---------------------------------------------------------------------------------------------------

              Loss from operations before income taxes
                 and minority interest                         (127,644)     (79,344)      (105,786)

Income taxes (note 7)                                               --           --             --
---------------------------------------------------------------------------------------------------

              Loss before minority interest                    (127,644)     (79,344)      (105,786)

Minority interest in (earnings) loss of subsidiary                1,813         (121)         2,635
---------------------------------------------------------------------------------------------------

              Net loss                                       $ (125,831)     (79,465)      (103,151)
---------------------------------------------------------------------------------------------------

Net loss per share                                           $    (0.10)       (0.06)         (0.08)
---------------------------------------------------------------------------------------------------

Weighted average number of common shares
   outstanding                                                1,280,072    1,280,072      1,280,072
---------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

Years ended December 31, 1994, 1993 and 1992

---------------------------------------------------------------------------------------------------------

                                                                1994             1993             1992
---------------------------------------------------------------------------------------------------------
Class A common stock                                         $ 819,249           819,249          819,249
---------------------------------------------------------------------------------------------------------

Class B common stock                                            47,242            47,242           47,242
---------------------------------------------------------------------------------------------------------

Paid-in-capital                                                576,347           576,347          576,347
---------------------------------------------------------------------------------------------------------

Net unrealized depreciation on investments, beginning
   of year                                                      (9,728)          (29,668)         (29,463)
Change in unrealized appreciation (depreciation) on
   investments                                                 (12,141)           19,940             (205)
---------------------------------------------------------------------------------------------------------
Unrealized depreciation on investments, end of year            (21,869)           (9,728)         (29,668)
---------------------------------------------------------------------------------------------------------

Retained deficit, beginning of year                           (352,072)         (272,607)        (169,456)
Net loss                                                      (125,831)          (79,465)        (103,151)
---------------------------------------------------------------------------------------------------------

Retained deficit, end of year                                 (477,903)         (352,072)        (272,607)
---------------------------------------------------------------------------------------------------------

Treasury stock                                                  (9,425)           (9,425)          (9,425)
---------------------------------------------------------------------------------------------------------

              TOTAL STOCKHOLDERS' EQUITY                     $  933,641        1,071,613        1,131,138
---------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 1994, 1993 and 1992
--------------------------------------------------------------------------------------------------------
                                                                  1994          1993             1992
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                     $(125,831)      (79,465)       (103,151)
--------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net loss to net cash used
       by operating activities:
          Depreciation                                                918         1,667           2,781
          Change in:
              Accrued investment income                            (4,564)        5,102         (11,339)
              Deferred acquisition costs                            6,544         5,585           8,435
              Other assets                                            --            357           7,524
              Future life policy benefits                           4,977       (25,719)        (14,195)
              Deferred premium reserve                                (94)         (814)         (1,378)
              Supplemental contracts                               (2,361)       (2,292)         (2,225)
              Dividends and endowments payable                        (99)       (2,697)           (859)
              Dividend accumulations                               (2,087)       (9,968)         (7,273)
              Endowment accumulations                             (12,491)      (17,822)        (13,516)
              Premiums received in advance                            100           --             (424)
              Accounts payable and accrued expenses                 7,210        11,158           2,204
              Minority interest                                    (1,813)          121          (2,635)
              Other liabilities                                    (1,418)       (1,421)           (453)
-------------------------------------------------------------------------------------------------------

                 Total adjustments                                 (5,178)      (36,743)        (10,675)
-------------------------------------------------------------------------------------------------------

                 Net cash used by operating activities           (131,009)     (116,208)       (113,826)
-------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from sale and maturity of investments                 716,012       820,870         717,338
   Purchase of investments                                       (668,003)     (974,682)       (335,138)
   Purchase of furniture and equipment                                --            --               --
-------------------------------------------------------------------------------------------------------
                 Net cash provided (used) by investing
                    activities                                     48,009      (153,812)        382,200
-------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from bank borrowing                                       --        100,000             --
   Principal payments on bank borrowing                               --       (150,000)            --
   Proceeds from other borrowing                                   87,400       108,000          47,500
-------------------------------------------------------------------------------------------------------
                 Net cash from financing activities                87,400        58,000          47,500
-------------------------------------------------------------------------------------------------------
                 Net increase (decrease) in cash                    4,400      (212,020)        315,874
Cash at beginning of year                                         203,106       415,126          99,252
-------------------------------------------------------------------------------------------------------
CASH AT END OF YEAR                                             $ 207,506       203,106         415,126
-------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
   CASH PAID DURING THE YEAR FOR INTEREST                       $   2,136         6,693           7,506
-------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


December 31, 1994, 1993 and 1992
--------------------------------------------------------------------------------

(1)    BASIS OF PRESENTATION

       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, C I Agency, Inc. and its 93.0% owned subsidiary, Central Investors Life Insurance Company of Illinois. All significant intercompany balances and transactions have been eliminated in consolidation. The significant accounting policies are as follows:

       The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles prescribed for stock life companies for all years presented.

   (a)        Premiums
              Gross premium received in excess of the net premium on limited-payment contracts is deferred and recognized in income over the expected life of the business. Other premium income is recognized as revenue ratably over the terms of the respective policies calculated on the monthly pro rata basis and are stated after deduction for reinsurance with other insurers.

   (b)        Deferred Policy Acquisition Costs
              Policy acquisition costs such as commissions (net of reinsurance), premium taxes, and certain other underwriting and agency expenses which vary with and are directly related to the production of business have been deferred. Such deferred policy acquisition costs are being amortized as premium revenue is recognized. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated realizable value, which gives effect to the premium to be earned, related investment income, losses and loss settlement expenses, and certain other costs expected to be incurred as the premium is earned.

   (c)        Future Policy Benefits
              Liabilities for future life policy benefits and expenses have been computed by a net level premium method based upon estimated future investment yield, mortality and withdrawals.

   (d)        Depreciation
              Furniture and equipment are depreciated over estimated useful lives of 5 to 10 years. Provision for depreciation is computed using the straight-line and accelerated methods.

   (e)        Federal Income Taxes
              Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are

INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES


Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

              recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences) and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

              The cumulative effect of the change in accounting for income taxes was $-0- and has therefore not been separately stated in the 1993 consolidated Statement of Operations.

              Prior to January 1, 1993, in accordance with Accounting Principles Board Opinion No. 11 (APB 11), amounts provided for income tax expense by the Company were based on income reported for financial statement purposes rather than amounts currently payable under tax laws. Deferred taxes, which arose from timing differences between the period in which certain income and expenses were recognized for financial accounting purposes and the period in which they affected taxable income, were included in the amounts provided for income taxes.

   (f)        Earnings Per Share
              Earnings per share have been computed using weighted average number of shares of common stock outstanding during each period.

   (g)        Accounting Pronouncements
              In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS
              115). SFAS 115, requires the classification of debt and equity securities in one of three categories: trading, held-to-maturity, or available-for-sale, based on established criteria.

              Held-to-maturity securities are stated at amortized cost which represents actual cost adjusted for amortization of premium and accretion of discount using methods that generally approximate the effective interest method. Trading and available-for-sale securities are stated at fair value. Unrealized holding gains and losses, net of related taxes, on available-for-sale securities are excluded from earnings and reported as a separate component of stockholders' equity until realized, while unrealized gains and losses for trading securities are included in earnings. A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

              The Company adopted SFAS 115 effective January 1, 1994 on a prospective basis. There was no impact of adoption of SFAS 115 to the consolidated financial statements as all the debt securities of the Company are classified as held to maturity.


(2)    INVESTMENTS

       (a) Bonds and U.S. Treasury bills are included in the consolidated financial statements at amortized cost, as the Company intends to hold all bond until maturity. The non-redeemable preferred stocks are carried at market.

       (b) Adjustments reflecting the revaluation of stocks at each statement date on the basis described in paragraph (a) above, are carried to the consolidated statements of stockholders equity as unrealized appreciation (depreciation) on investments.

       (c) The fair values of U.S. Treasury securities, bonds and stocks represent quoted market values from published sources.

The amortized cost and estimated fair values of investments in debt securities are as follows:

--------------------------------------------------------------------------------------------------------
                                                                             December 31, 1994
                                                             -------------------------------------------
                                                                 Gross         Gross        Estimated
                                                 Amortized    unrealized     unrealized       fair
                                                   cost          gains         losses         value
--------------------------------------------------------------------------------------------------------
              Corporate bonds                    1,943,378         187         53,875       1,889,690
              GNMA mortgage-backed
                 securities                         12,504          --             --          12,504
--------------------------------------------------------------------------------------------------------

              Total:                            $1,955,882         187         53,875       1,902,194
--------------------------------------------------------------------------------------------------------

                                                                         December 31, 1993
                                                       -------------------------------------------------
                                                                 Gross         Gross        Estimated
                                                 Amortized    unrealized     unrealized       fair
                                                   cost          gains         losses         value
--------------------------------------------------------------------------------------------------------
              U. S. Treasury securities         $1,287,524       2,249            532       1,289,241
              Corporate bonds                      691,113      16,748          3,481         704,380
              GNMA mortgage-backed
                 securities                         16,132          --             --          16,132
--------------------------------------------------------------------------------------------------------

              Total:                            $1,994,769      18,997          4,013       2,009,753
--------------------------------------------------------------------------------------------------------

INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


The amortized cost and estimated market value of debt securities at December 31,
1994 by contractual maturity, are shown below.   Expected maturities will differ
from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

----------------------------------------------------------------------------------------------------------------
                                                                                                   Estimated
                                                                                  Amortized         market
                                                                                     cost            value
----------------------------------------------------------------------------------------------------------------
              Due in one year or less                                            $1,038,231           633,391
              Due after one year through five years                                 603,713           917,450
              Due after five years through ten years                                261,248           161,280
              Due after ten years                                                    40,186            36,400
----------------------------------------------------------------------------------------------------------------

                                                                                  1,943,378         1,889,690

              Mortgage-backed securities                                             12,504            12,504
----------------------------------------------------------------------------------------------------------------
              Total:                                                             $1,955,882         1,902,194
----------------------------------------------------------------------------------------------------------------

The following information summarizes the components of investment income and changes in realized and unrealized gains (losses):

----------------------------------------------------------------------------------------------------------------
                                                                               Year ended December 31,
                                                                               -----------------------
              Investment income                                           1994          1993          1992
----------------------------------------------------------------------------------------------------------------
              Interest on bonds                                         $ 84,325        88,172       119,494
              Dividends on common stocks                                     --            --             66
              Dividends on preferred stocks                                4,983        12,405        15,943
              Interest on policy loans                                     6,172         6,355         5,744
              Interest on invested cash                                   15,926        21,215        12,148
----------------------------------------------------------------------------------------------------------------

                 Total investment income                                 111,406       128,147       153,395

              Less allocated investment expenses                           4,898         5,073         5,757
----------------------------------------------------------------------------------------------------------------

                 Net investment income                                  $106,508       123,074       147,638
----------------------------------------------------------------------------------------------------------------

                                                                               Year ended December 31,
                                                                               -----------------------
              Realized investments gains                                   1994          1993          1992
----------------------------------------------------------------------------------------------------------------
              Fixed maturities - bonds                                  $  1,081        17,430        15,806
              Equity securities:
                 Preferred stocks                                             --         6,920            --
                 Common stocks                                                --            --         4,402
----------------------------------------------------------------------------------------------------------------

              Total:                                                    $  1,081        24,350        20,208
----------------------------------------------------------------------------------------------------------------

INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


                                                                                Year ended December 31,
                                                                                -----------------------
              Changes in unrealized investment gains (losses)              1994         1993          1992
----------------------------------------------------------------------------------------------------------------
              Fixed maturities                                           (38,704)        4,709        27,469
----------------------------------------------------------------------------------------------------------------

              Equity securities:
                 Common stocks                                               --            --         (3,937)
                 Preferred stocks                                        (12,141)       19,940         3,732
----------------------------------------------------------------------------------------------------------------

              Total:                                                     (12,141)       19,940          (205)
----------------------------------------------------------------------------------------------------------------

              Gross unrealized gains and gross unrealized losses at December 31 were as follows:

----------------------------------------------------------------------------------------------------------------

                                                                           1994         1993          1992
----------------------------------------------------------------------------------------------------------------
              Unrealized gains                                               --          1,000         4,761
              Unrealized losses                                          (23,516)      (11,461)      (35,779)
----------------------------------------------------------------------------------------------------------------

                                                                         (23,516)      (10,461)      (31,018)
              Less minority interest                                       1,647           733         1,350
----------------------------------------------------------------------------------------------------------------

              Total:                                                     (21,869)       (9,728)      (29,668)
------------------------------------------------------------------------------------------------------------------

     (c) Net realized gain or loss on investments is determined on the basis of specific identification.

             Proceeds from sales of fixed maturity investments were $304,438 in 1993. Gross gains and losses realized on those sales were $25,131 and $781 for 1993. There were no sales of fixed maturities in 1994.

     (d) At December 31, 1994 and 1993, the market value of investments on deposit with government authorities in excess of the legal requirements were $1,245,250 and $1,287,524, respectively.

INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


(3)    ACTUARIAL ASSUMPTIONS - DEFERRED ACQUISITION
       COSTS AND FUTURE LIFE POLICY BENEFITS

              INTEREST:

       Policy reserves for most ordinary policies in force are computed on the basis of interest rates for the first year of 6% graded over 20 years to 4%. Other policies use 4%.

              MORTALITY:

       Mortality rates assumed in the computation of most policy reserves are based on the 1955-60 Select and Ultimate Mortality Tables.

              EXPENSES:

       Capitalized expenses include commissions, underwriting and policy issue expenses, but exclude expenses which do not vary with the sales of new business, such as developmental, advertising and sales promotion expenses. Amortization of expenses is accomplished principally by using actuarial techniques incorporating assumptions for interest, mortality and withdrawals.

              WITHDRAWALS:

       Withdrawal rates for most policies in force are based upon Company experience. Other policies use the Linton A Table.

(4)    NOTES PAYABLE

       Notes payable at December 31, 1994 and 1993 are as follows:

                                                                                    1994         1993
       ---------------------------------------------------------------------------------------------------------
       8% note payable to bank, due April 15, 1994, interest payable quarterly, secured by 30,000 shares of Central Investors Life
          Insurance Company of Illinois                                              --         25,000
       9% note payable to United Republic Life Insurance Company, due April 27, 1994, interest payable quarterly, secured by
          18,750 shares of Central Investors Life Insurance Company
          of Illinois                                                                --         25,000
       9% notes payable to shareholder, due May 11, 1995 through
          September 30, 1995, secured by 200,925 and
          79,125 shares of Central Investors Life Insurance Company
          of Illinois in 1994 and 1993, respectively                              267,900      105,500

INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


----------------------------------------------------------------------------------------------------------------
                                                                                  1994            1993
                                                                                  ----            ----
  8% notes payable to shareholder, due October 18, 1993, secured by 18,750 shares of Central Investors Life Insurance Company
     of Illinois                                                                    --            25,000
----------------------------------------------------------------------------------------------------------------
  Total:                                                                        $267,900         180,500
----------------------------------------------------------------------------------------------------------------

5)     STOCKHOLDERS  EQUITY

       The holders of each class of common  stock are entitled to one vote  for
       each share held, with the right  of cumulative voting for directors.   In
       the event of liquidation, Class A common stockholders shall first be paid $2 a share; next, Class B common stockholders shall be paid $.10 a share; thereafter, any remaining distribution would be on a share-for-share basis.

       Class B stockholders are not entitled  to a cash dividend in any  year
       until Class A stockholders have been paid $.12 a share.   In that event,
       Class B stockholders are entitled to a dividend up to $.12 a share in that year. Thereafter, any remaining distribution during that year is on a share-for-share basis.

       The Class B common shares are automatically convertible into Class A common shares if, and when, the Company has had average net earnings of $.12 a share per year (on the total number of Class A and Class B common shares outstanding at time of conversion) for a period of not less than 36, nor more than 60, consecutive months. Such conversion is to be made on a share-for-share basis.

       The payment of cash dividends by the Company is principally dependent upon the amount of its insurance subsidiary s statutory surplus available for dividend distribution.

       Under the Illinois Insurance Code,  dividends may be paid only from
       unassigned surplus, as restricted by the provisions of  the Code.   As
       defined by the Illinois Insurance Code provisions, no dividends or other distributions can be paid by the insurance subsidiary unassigned surplus reflects a statutory deficit at December 31, 1994, 1993 and 1992 (see note 7).

(6) Reconciliation Between GAAP and Statutory Financial Statements for Net Earnings (Loss) and Retained Deficit

The following reconciles net earnings (loss) and retained earnings (deficit) determined in accordance with statutory accounting practices prescribed or permitted by the Insurance Department of the State of Illinois with such amounts determined in conformity with generally accepted accounting principles:

                                           Net earnings (loss)                    Retained earnings (deficit)
                                        Years ended December 31,                         December 31,
                                    ----------------------------------        -------------------------------------
                                       1994        1993         1992             1994         1993         1992
-------------------------------------------------------------------------------------------------------------------
Insurance subsidiary on a
statutory basis                      (13,337)    (12,520)     (32,456)        (297,677)    (285,753)    (290,381)
Adjustments for GAAP reporting
 Deferred acquisition costs           (6,544)     (5,585)     (14,020)          51,262       57,806       63,391
 Future life policy benefits          (2,221)        598       (8,632)         135,112      137,333      136,735
 Deferred and uncollected
premiums                                (217)      4,509        1,916          (12,558)     (12,341)     (16,850)
 Provision for deferred
premiums                                  94         814        1,378          (67,443)     (67,537)     (68,351)
 Asset valuation reserve                  --          --           --           13,108       14,521       31,669
 Interest maintenance reserve         (2,207)     14,956       10,278           23,027       25,234       10,278
 Other                                (1,454)     (1,036)      (3,904)           6,885       11,817       12,853
-------------------------------------------------------------------------------------------------------------------
Insurance subsidiary reported
on a GAAP basis                      (25,886)      1,736      (37,632)        (148,284)    (118,920)    (120,656)
Minority interest in (earnings)
loss of insurance subsidiary           1,813        (121)       2,635           19,602       17,789       17,910
All noninsurance companies          (101,758)    (81,080)     (68,154)        (349,221)    (250,941)    (169,861)
-------------------------------------------------------------------------------------------------------------------
Balances as reported in the
consolidated financial
statements                          (125,831)    (79,465)    (103,151)        (477,903)    (352,072)    (272,607)
-------------------------------------------------------------------------------------------------------------------


(7)    Income Taxes

       The Company and C I Agency, Inc. file a consolidated federal income tax return, while Central Investors Life Insurance Company of Illinois files a separate federal income tax return.

       As discussed in note 1, the Company adopted Statement 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes was $-0- as of January 1, 1993 and therefore is not reported separately in the consolidated statement of operations for the year ended December 31, 1993. Prior years financial statements have not been restated to apply the provisions of Statement 109.

INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES


Notes to Consolidated Financial Statements

       Total income tax benefit is less than the amount computed by applying the applicable federal income tax rate to losses from operations before income taxes for the following reasons:

---------------------------------------------------------------------------------------------------------------
                                                                         1994             1993          1992
---------------------------------------------------------------------------------------------------------------
       Computed tax benefit                                           $ (33,034)        (15,242)      (24,507)
       Life insurance company additions (deductions)                         --              34           367
       Dividends received deduction                                        (341)           (216)       (1,096)
       Tax effect of loss for which credits are not available            33,375          15,242        24,507
       Other, net                                                            --             182           729
---------------------------------------------------------------------------------------------------------------
                                                                      $      --              --            --
---------------------------------------------------------------------------------------------------------------

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1994 and 1993 are presented below:

-------------------------------------------------------------------------------------------------
                                                                          1994            1993
-------------------------------------------------------------------------------------------------
       Deferred tax assets:
          Operating loss carryforwards                                  128,925          95,550
          Investment tax credit carryforwards                               312             338
-------------------------------------------------------------------------------------------------

                    Total deferred tax assets                           129,237          95,888
-------------------------------------------------------------------------------------------------

          Less valuation allowance                                      129,237          95,888
-------------------------------------------------------------------------------------------------

                    NET DEFERRED TAX ASSETS                                  --              --
-------------------------------------------------------------------------------------------------

       The change in the valuation allowance for deferred taxes for the year ended December 31, 1994 and 1993 was an increase of $33,349 and $15,150, respectively.

INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

       Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1994 will be allocated to income tax benefit that would be reported in the consolidated statement of operations.

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $637,000 in future years.

       For federal income tax purposes, the Company's life insurance subsidiary at December 31, 1994 had net operating loss carryforwards of approximately $305,000 available to offset future taxable income.
       These carryforwards expire  as follows:   $28,000  in 1995, $3,000 in
       1996, $38,000  in 1997,  $63,000 in  1998, $19,000 in  1999, $9,000 in
       2002, $51,000 in 2003, $23,000 in 2004, $5,000 in 2006, $39,000 in 2007,
       $24,000 in 2008 and $6000 in 2009.

          For federal income tax purposes, the Company and C I Agency at December 31, 1994 had net operating loss carryforwards of approximately
       $343,000 available to offset  future taxable  income.   These
       carryforwards expire as follows:   $9,500 in 2003, $56,300  in 2004,
       $48,600 in  2005, $45,000 in  2006, $73,600 in 2007, $77,000 in 2008 and
       $33,000 in 2009.

(8)    Dividends to Policyholders

       In 1994, 1993, and 1992, the Company provided for policyholder dividends of $13,996, $15,135 and $18,422, respectively.

INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

       Certain  of  the  life  policies  written  by  the Company  are
       "participating policies."    Dividends  on participating policies
       generally are payable in the second and subsequent years on the basis of 90% of the earnings applicable to the sale of such policies. During 1994 and prior years, based on the allocations of income and expenses to the various lines of business, the participating policies have produced losses. Consequently, the accompanying consolidated financial statements reflect no provision for additional dividends.

(9)    Minority Interest

       Minority interest in the equity of the consolidated subsidiary, Central Investors Life Insurance Company of Illinois, is comprised of the following:


                                                                 1994                1993             1992
------------------------------------------------------------------------------------------------------------
       Capital stock                                           $ 45,525              45,525          45,525
       Paid-in-capital                                           59,613              59,613          59,613
       Retained earnings (deficit)                              (10,223)             (8,409)         (8,530)
       Net unrealized depreciation on investments                (1,647)               (733)         (1,350)
------------------------------------------------------------------------------------------------------------

                                                               $ 93,268              95,996          95,258
------------------------------------------------------------------------------------------------------------

(10)   Segment Information

   The Company operates primarily through its subsidiaries, Central Investors Life Insurance Company of Illinois and C I Agency, Inc. The life insurance is primarily personal lines sold by agents under contract by C I Agency, Inc. Separate financial statements are not shown in this report for Central Investors Life Insurance Company of Illinois and C I Agency, Inc. since their financial position and results of operations are indicative of the
consolidated  financial position  and results of  operations.   The following
table presents certain information concerning Central Investors Life Insurance Company of Illinois, (in 000's):

                                                     1994                 1993
                                                     ----                 ----
       Total assets                               $2,400,000           2,300,000
       Total liabilities                          $2,500,000           2,400,000
       Retained deficit                           $  100,000             100,000

Net income (loss) for each of the years in the three years ended December 31, 1994 was $(25,886), $1,736,and $(37,632), respectively.

INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

(11)   Commitments and Contingent Liabilities

       The Company  does not  retain more  than a  $20,000 liability  on  any
       one  life.   To the  extent that  any reinsuring companies  are unable to meet their obligations under the reinsurance agreements, the Company would remain liable.

       The amounts related to reinsurance ceded are as follows:

----------------------------------------------------------------------------------------
                                               1994          1993              1992
----------------------------------------------------------------------------------------
       Ceded reinsurance in force           $2,522,000     2,603,000        3,131,000
----------------------------------------------------------------------------------------

       Ceded reinsurance premiums           $   18,444        21,638           21,450
----------------------------------------------------------------------------------------

       Ceded reinsurance reserves           $    9,178        35,412           38,882
----------------------------------------------------------------------------------------

                                                                     Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

INSURANCE INVESTORS & HOLDING CO.

Condensed Balance Sheets

December 31, 1994, 1993 and 1992

------------------------------------------------------------------------------------------------------
                            Assets                         1994               1993             1992
------------------------------------------------------------------------------------------------------
Cash                                                    $      711             2,605           5,492
Accrued investment income                                        1                19               4
Investments in subsidiaries                              1,226,207         1,261,851       1,248,842
------------------------------------------------------------------------------------------------------

                                                         1,226,919        $1,264,475       1,254,338
------------------------------------------------------------------------------------------------------

             Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------

Liabilities:
   Accounts payable and accrued expenses                    25,378            12,362             700
   Notes payable                                           267,900           180,500         122,500
------------------------------------------------------------------------------------------------------

   Total liabilities                                       293,278           192,862         123,200
------------------------------------------------------------------------------------------------------

Stockholders  equity:
   Common stock                                            866,491           866,491         866,491
   Paid-in capital                                         576,347           576,347         576,347
   Net unrealized depreciation on investments              (21,869)           (9,728)        (29,668)
   Retained earnings (deficit)                            (477,903)         (352,072)       (272,607)
------------------------------------------------------------------------------------------------------

                                                           943,066         1,081,038       1,140,563

   Less cost of common stock in treasury                     9,425             9,425           9,425
------------------------------------------------------------------------------------------------------

   Total stockholders  equity                              933,641         1,071,613       1,131,138
------------------------------------------------------------------------------------------------------

   Total liabilities and stockholders equity            $1,226,919         1,264,475       1,254,338
------------------------------------------------------------------------------------------------------

         See accompanying note to condensed financial information of Registrant.

                                                           Schedule II Continued

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

INSURANCE INVESTORS & HOLDING CO.

Condensed Statements of Operations

Years ended December 31, 1994, 1993 and 1992

---------------------------------------------------------------------------------------------------
                                                              1994          1993            1992
---------------------------------------------------------------------------------------------------
Revenue:
   Investment income                                      $       13          122             215
   Rentals from subsidiary                                     4,800        4,800           4,800
---------------------------------------------------------------------------------------------------

          Total revenue                                        4,813        4,922           5,015

Expenses                                                     107,105       77,458          64,260
----------------------------------------------------------------------------------------------------

          Loss before income taxes and equity in
              undistributed loss of subsidiaries            (102,292)     (72,536)        (59,245)

Income taxes                                                      --           --              --
----------------------------------------------------------------------------------------------------

          Loss before equity in undistributed loss
              of subsidiaries                               (102,292)     (72,536)        (59,245)

Equity in undistributed loss of subsidiaries                 (23,539)      (6,929)        (43,906)
----------------------------------------------------------------------------------------------------

          Net loss                                         $(125,831)     (79,465)       (103,151)
----------------------------------------------------------------------------------------------------

See accompanying note to condensed financial information of Registrant.

                                                          Scheduled II Continued

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

INSURANCE INVESTORS & HOLDING CO.

Condensed Statements of Cash Flows

Years ended December 31, 1994, 1993 and 1992

--------------------------------------------------------------------------------------------------------
                                                                    1994         1993          1992
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                      $(125,831)     (79,465)     (103,151)
--------------------------------------------------------------------------------------------------------

   Adjustment to reconcile net loss to cash used by
       operating activities:
          Change in:
              Prepaid expenses                                          --           --          (170)
              Accrued investment income                                (18)         (15)           14
              Equity in undistributed loss of subsidiaries          23,539        6,929        43,906
              Accounts payable and accrued expenses                 13,016       11,664           487
--------------------------------------------------------------------------------------------------------

                 Total adjustments                                  36,537       18,578        44,577
--------------------------------------------------------------------------------------------------------

                 Net cash used in operating activities             (89,294)     (60,887)      (58,574)
--------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of subsidiary stock                                         --           --          (314)
--------------------------------------------------------------------------------------------------------

                 Net cash used by investing activities                  --           --          (314)
--------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of debt                                   87,400      208,000        47,500
   Payments of debt                                                     --     (150,000)           --
--------------------------------------------------------------------------------------------------------

                 Net cash provided by financing activities          87,400       58,000        47,500
--------------------------------------------------------------------------------------------------------
                 Net increase (decrease) in cash                    (1,894)      (2,877)      (11,388)

Cash at beginning of year                                            2,605        5,492        16,880
--------------------------------------------------------------------------------------------------------

CASH AT END OF YEAR                                              $     711        2,605         5,492
--------------------------------------------------------------------------------------------------------
Supplemental schedule of cash flow information:

   CASH PAID DURING THE YEAR FOR INTEREST                        $   2,136        6,693         7,506
--------------------------------------------------------------------------------------------------------

See accompanying note to condensed financial information of Registrant.

                                                           Schedule II Continued

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

INSURANCE INVESTORS & HOLDING CO.


Note to Condensed Financial Information of Registrant
--------------------------------------------------------------------------------

Summary of Significant Accounting Policies

       The Company  normally prepares  consolidated  financial statements  with
       its  subsidiaries.   The  Condensed Financial Information of the
       Registrant  (parent only) has been prepared to conform with the
       requirements of the  Securities  and  Exchange  Commission.   This
       information should be read in conjunction with the consolidated financial statements and notes contained elsewhere herein.

       (a)       Investment in Subsidiaries

       The investment in common stock of subsidiaries is reflected at cost, adjusted for equity in operations.

       (b)       Income Taxes

       No Federal income tax expense was incurred in 1994, 1993 and 1992 due to operating losses.

       Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences) and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       The cumulative effect of the change in accounting for income taxes was $-0- and has therefore not been separately stated in the 1993 Condensed Statement of Operations.

       Prior to January 1, 1993, in accordance with Accounting Principles Board Opinion No. 11 (APB 11), amounts provided for income tax expense by the Company were based on income reported for financial statement purposes rather than amounts currently payable under tax laws. Deferred taxes, which arose from timing differences between the period in which certain income and expenses were recognized for financial accounting purposes and the period in which they affected taxable income, were included in the amounts provided for income taxes.

                                                                    Schedule III

INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES

Supplementary Insurance Information

December 31, 1994, 1993 and 1992

---------------------------------------------------------------------------------------------------------
       Column A                      Column B            Column C            Column D         Column E
       --------                      --------            --------            --------         --------

                                                        Future life
                                    Deferred         policy benefits,                       Other policy
                                     policy           losses, claims                         claims and
     Ordinary life                 acquisition           and loss            Unearned         benefits
       insurance                      cost               expenses            premiums         payable
---------------------------------------------------------------------------------------------------------
Year ended:
   December 31, 1994                 $51,262             717,441                  *                --

Year ended:
   December 31, 1993                 $57,806             712,464                  *                --

Year ended:
   December 31, 1992                  63,391             738,183                  *                --
---------------------------------------------------------------------------------------------------------

* Not applicable





   Column F        Column G         Column H           Column I               Column J         Column K
   --------        --------         --------           --------               --------         --------

                                    Benefits,         Amortization
                                     claims,          of deferred
                     Net           losses and           policy                  Other
   Premium        investment       settlement         acquisition            operating          Premiums
   revenue          income          expenses             costs                expenses           written
----------------------------------------------------------------------------------------------------------
   53,581           123,074            73,871             3,648               161,096              *

   69,631           123,074          100,055              9,833               171,376              *

   72,787           147,638          133,548             10,370               184,349              *
----------------------------------------------------------------------------------------------------------

                                                                     Schedule VI

INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES

Reinsurance

December 31, 1994, 1993 and 1992

----------------------------------------------------------------------------------------------------
   Column A               Column B       Column C        Column D          Column E      Column F
   --------               --------       --------        --------          --------      --------

                                                                                         Percentage
                                           Ceded to        Assumed                       of amount
   Ordinary life          Gross              other        from other        Net          assumed to
    insurance             amount           companies      companies        amount           net
----------------------------------------------------------------------------------------------------
Year ended:
   December 31, 1994

       In-force         $6,016,000          2,522,000         --            3,494,000        *
       Premiums             72,025             18,444         --               53,581

Year ended:
   December 31, 1993

       In-force         $6,386,000          2,603,000         --            3,783,000        *
       Premiums             91,269             21,638         --               69,631        *

Year ended:
   December 31, 1992

       In-force          7,745,000          3,131,000         --            4,614,000        *
       Premiums             94,237             21,450         --               72,787        *
----------------------------------------------------------------------------------------------------

* Not applicable

Item 9.  Disagreements on Accounting and Financial Disclosure

         There have been no disagreements with accountants regarding any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The following information as of December 31, 1994 is furnished with respect to each director and executive officer.


-----------------------------------------------------------------------------------------------------
                                       Year first
                                       elected as            Position with Company
   Name of director          Age        director                (date elected)
-----------------------------------------------------------------------------------------------------
Frank J. Wilkins (1)          63         1964      President and Treasurer of the Company;
                                                      President and Treasurer of Central Investors
                                                      Life Insurance Company of Illinois (1971)

Robert W. Kreutz (1)          69         1965      Vice President and Secretary of the Company;
                                                      Vice President and Secretary of Central
                                                      Investors Life Insurance Company of
                                                      Illinois (1975)

Robert D. Wilkins             29         1990      Director (1990)

Robert W. McCallum (1)        66         1990      Executive and Investment Committee (1990)
   President of ROMAC
   Associates
-----------------------------------------------------------------------------------------------------


(1)  Member of Executive and Investment Committees

Full Board of Directors as Audit Committee


Note: All directors and officers are elected for a term of one year or until their successors have been elected and qualified.

         Family Relationships

         Frank J. Wilkins, Director, is the father of Robert D. Wilkins,
         Director.

         There are no family relationships among the officers listed, and there are no arrangements or understandings pursuant to which any of them were elected as officers.

         Other

         There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

Item 11. Executive Compensation

         Summary Compensation Table


---------------------------------------------------------------------------------------------------------
                                                     Annual compensation
           Name and                        -----------------------------------------
           principal                                                          Other          Long-term
           position                        Year         Salary            compensation     compensation
---------------------------------------------------------------------------------------------------------
Frank J. Wilkins, President (CEO)          1994        $18,000              1,044              None
                                           1993         18,000              1,392              None
                                           1992         27,000              1,781              None
---------------------------------------------------------------------------------------------------------

         Compensation Through Plans and Other Compensation

         All employees are covered by a group insurance plan. No option has been granted to any employee to purchase securities from the Company or any of its subsidiaries. There are no pension or retirement benefit plans.

         Compensation of Directors

         Mr. McCallum  and Mr. Robert D.  Wilkins received a $250  yearly
director's fee from  the Company and each of its two subsidiaries.   Mr. Robert
W. Kreutz received a $750 yearly director's fee from the Company s life subsidiary. Mr. Frank J. Wilkins received no director's fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         (a)   Security Ownership of Certain Beneficial Owners

         Set forth below is certain information concerning persons who are known by the Registrant to own beneficially more than 5% of any class of the Company's voting shares on December 31, 1994.

Item 12. Security Ownership of Certain Beneficial Owners and Management,
Continued

         (a)   Security Ownership of Certain Beneficial Owners, Continued

------------------------------------------------------------------------------------------------------------
                                   Name and Address
       Title of                      of beneficial                         Number of               Percent
         class                           owner                             shares owned            of class
------------------------------------------------------------------------------------------------------------
       Class A             Frank J. Wilkins, Peoria, Illinois              135,285 (1)               16.75%
       Class B             Frank J. Wilkins, Peoria, Illinois              203,582 (1)               43.09%
       Class A             Robert W. Kreutz, Peoria, Illinois               52,494 (2)                6.49%
       Class B             Robert W. Kreutz, Peoria, Illinois               30,890                    6.54%
       Class A             Emma Jo Wilkins, Peoria, Illinois                82,252                   10.18%
       Class B             Emma Jo Wilkins, Peoria, Illinois                68,001                   14.40%
------------------------------------------------------------------------------------------------------------

(1)  See footnote (1) in Section (b) below.
(2)  See footnote (2) in Section (b) below.

         (b)       Security Ownership of Management

         The following table sets forth as of December 31, 1994 information concerning the beneficial ownership of each class of equity securities by all directors and all directors and officers of the Company as a group. Class A and Class B shares are those of the Registrant.


-------------------------------------------------------------------------------------------------------------
                                        Amount and nature of
                                        beneficial ownership
                                        --------------------
       Name of                              Common shares                            Percent of class
                                  --------------------------------------      -------------------------------
   beneficial owner               Central        Class A       Class B        Central    Class A   Class B
-------------------------------------------------------------------------------------------------------------
Frank J. Wilkins (1)              30,000        135,285       203,582           4.62%       16.75     43.09
Robert W. Kreutz                   5,150         52,494(2)     30,890(2)         .79         6.49      6.54
Robert W. McCallum                    12             50           --              --          .01        --
Robert D. Wilkins                     15          5,176        11,285             --          .64      2.39

-------------------------------------------------------------------------------------------------------------
All directors and officers as
   a group                        35,177        193,005       245,757           5.41%       23.89     52.02
-------------------------------------------------------------------------------------------------------------

(1) Inclusive of 14,000 Class A shares and 82,800 Class B shares held as co-trustee with the First of America Bank of Peoria, for the benefit of Frank J. Wilkins children; and exclusive of 103,428 Class A shares and 220,886 Class B shares owned by Frank J. Wilkins wife and children.

(2)    Held jointly with wife.

       (c)    Changes in Control

       Not applicable.

Item 13. Certain Relationships and Related Transactions

         Registrant had no such reportable transaction as described under Item 404 of Regulation S-K.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)   1.  Financial Statements

         The following consolidated financial statements of Insurance Investors & Holding Co. and its subsidiaries are included in Part II, Item 8:

---------------------------------------------------------------------------------------------------
                                                                                           Page(s)
---------------------------------------------------------------------------------------------------
Auditor s Report        ---------------------------------------------------------------       15
Consolidated Balance Sheets - December 31, 1994 and 1993  -----------------------------      16-17
Consolidated Statements of Operations - Years ended December 31,
     1994, 1993 and 1992   ------------------------------------------------------------       18
Consolidated Statements of Stockholders  Equity - Years ended
   December 31, 1994, 1993 and 1992  --------------------------------------------------       19
Consolidated Statements of Cash Flows - Years ended December 31,
   1994, 1993 and 1992  ---------------------------------------------------------------       20
Notes to Consolidated Financial Statements      ---------------------------------------     21-32
---------------------------------------------------------------------------------------------------


         (a)   2.  Financial Statement Schedules

         The following consolidated financial statement schedules of Insurance Investors & Holding Co. and its subsidiaries, which are required under Rule 7 of Regulation S-X, are included in Part II, Item 8:



---------------------------------------------------------------------------------------------------
                                                                                          Page(s)
---------------------------------------------------------------------------------------------------
Schedule III - Condensed Financial Information of the Registrant        ----------------   33-36
Schedule V - Supplementary Insurance Information   -------------------------------------     37
Schedule VI - Reinsurance  -------------------------------------------------------------     38
--------------------------------------------------------------------------------------------------

         (a) 3.  Exhibits Required Under Item 601 of Regulation S-K:

             1)    Articles of Incorporation and By-Laws (incorporated by
               reference from Exhibit 3 from Form 10-K previously filed for the year ended December 31, 1981)

             2)    Subsidiaries of the Registrant (incorporated by reference
               to Part I, Item I, (Business) of this Form 10-K

             3)    Article III, Section 2, of the By-Laws was amended and a
               complete copy of the By-Laws as amended was filed as an enclosure with Form 10-K previously filed for the year ended December 31, 1990

            27)    Financial Data Schedule

         (b)  Reports on Form 8-K:

         One report on Form 8-K was filed by Insurance Investors and Holding Company, Inc., on December 9, 1994, relating to the proposed acquisition by Citizens, Inc.

         No other schedules or exhibits are included herein because they are not required or are inapplicable.

         Separate statements for Central Investors Life Insurance Company have been omitted as their financial position and results of operations are indicative of the consolidated financial position and results of operations.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INSURANCE INVESTORS & HOLDING CO.
                                      Registrant

                                      BY  /s/ Frank J. Wilkins
                                         --------------------------------------
                                             Frank J. Wilkins, President

                                      Date:  August 16, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   By  /s/ Frank J. Wilkins
                                      ------------------------------------------
                                        Frank J. Wilkins
                                        President, Treasurer and Director

                                   Date:  August 16, 1995


                                   By  /s/ Robert W. Kreutz
                                      ------------------------------------------
                                        Robert W. Kreutz
                                        Vice-President, Secretary and Director

                                   Date:  August 16, 1995


                                   By  /s/ Robert W. McCallum
                                      ------------------------------------------
                                        Robert W. McCallum
                                        Director

                                   Date:  August 16, 1995


                                   By  /s/ Robert D. Wilkins
                                      ------------------------------------------
                                        Robert D. Wilkins
                                        Director

                                   Date:  August 16, 1995

                              EXHIBIT INDEX

EXHIBIT NO.                 EXHIBIT DESCRIPTION                            PAGE
-----------                 -------------------                            ----

         1) Articles of Incorporation and By-Laws (incorporated by reference from Exhibit 3 from Form 10-K previously filed for the year ended December 31, 1981)

         2) Subsidiaries of the Registrant (incorporated by reference to Part I, Item I, (Business) of this Form 10-K)

         3) Article III, Section 2, of the By-Laws was amended and a complete copy of the By-Laws as amended was filed as an enclosure with Form 10-K previously filed for the year ended December 31, 1990

        27)    Financial Data Schedule