Form 10-Q
period 1995-06-30
INSURANCE INVESTORS & HOLDING CO
filed 1995-09-19
CIK 50773

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended            JUNE 30, 1995

                                      or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from                        to
                                ---------------------    -----------------------
Commission File Number:   0-1984
                        --------------------------------------------------------

                      INSURANCE INVESTORS & HOLDING CO.
--------------------------------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 Illinois                                    37-0858627
--------------------------------------------------------------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

 2512 N. Knoxville Ave., Peoria, Illinois                    61604-3622
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                               (309) 685-7661
--------------------------------------------------------------------------------
            (Registrant s telephone number, including area code)



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       [X] Yes  [ ] No

        As of June 30, 1995, Registrant had 807,649 shares of Class A common stock and 472,423 shares of Class B common stock outstanding.

              INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES


                                    INDEX

                                                                          Page
                                                                         Number
                                                                         ------
Part I.   Financial Information

          Item 1.   Financial Statements

                    Balance sheets, June 30, 1995 (Unaudited)
                      and December 31, 1994                                3

                    Statements of Operations, Six-Months
                      Ended June 30, 1995
                      and 1994 (Unaudited)                                 5

                    Statements of Operations, Three-Months
                      Ended June 30, 1995
                      and 1994 (Unaudited)                                 6

                    Statements of Cash Flows, Six-Months
                      Ended June 30, 1995
                      and 1994 (Uanudited)                                 7

                    Statements of Cash Flows, Three-Months
                      Ended June 30, 1995
                      and 1994 (Uanudited)                                 8

                    Notes to Financial Statements                          9

          Item 2.   Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                       17

Part II.  Other Information                                               21

               INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994


                                                                      (UNAUDITED)
                                                                        JUNE 30,               DECEMBER 31,
                                                                          1995                     1994
                                                                   ----------------          ----------------
ASSETS

Investments:
    Fixed maturities held for investment, at
         amortized cost (market $1,964,961
         in 1995 and $1,902,194 in 1994)                           $      1,967,747          $      1,955,882
    Equity securities, at market (cost $81,473 in 1995 and
         1994)                                                               65,376                    57,957
    Policy loans                                                            105,177                   101,749
                                                                   ----------------          ----------------
             Total investments                                            2,138,300                 2,115,588

    Cash                                                                    210,777                   207,506
    Accrued investment income                                                30,698                    26,581
    Deferred policy acquisition costs                                        48,671                    51,262
    Property, plant and equipment (at cost, less accumulated
         depreciation of $108,880 in 1995 and $108,713 in
         1994)                                                                1,281                     1,448
                                                                   ----------------          ----------------

             Total assets                                          $      2,429,727          $      2,402,385
                                                                   ================          ================



                                                                     (Continued)

               INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1995 AND DECEMBER 31, 1994


                                                                      (UNAUDITED)
                                                                        JUNE 30,               DECEMBER 31,
                                                                          1995                     1994
                                                                    ---------------          ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

    Future policy benefit reserves                                  $       708,801          $        717,441
    Deferred premium reserve                                                 68,345                    67,443
    Other policyholders' funds                                              290,216                   292,719
                                                                    ---------------          ----------------

             Total policy liabilities                                     1,067,362                 1,077,603

    Accounts payable and accrued expenses                                    39,707                    26,424
    Minority interest                                                        95,670                    93,268
    Notes payable                                                           319,400                   267,900
    Other liabilities                                                         5,740                     3,549
                                                                    ---------------          ----------------
             Total liabilities                                            1,527,879                 1,468,744

STOCKHOLDERS' EQUITY:
    Common stock:
         Class A, $1 par value, 1,500,000 shares authorized,
             819,249 shares issued in 1995 and 1994,
             including shares in treasury of 11,600 in 1995
             and 1994                                                       819,249                   819,249
         Class B, $.10 stated value, 500,000 shares
             authorized, 472,423 shares issued and
             outstanding in 1995 and 1994                                    47,242                    47,242
    Paid-in capital                                                         576,347                   576,347
    Unrealized loss on investments                                          (14,969)                  (21,869)
    Retained deficit                                                       (516,596)                 (477,903)
                                                                    ---------------          ----------------
                                                                            911,273                   943,066
    Treasury stock, at cost                                                  (9,425)                   (9,425)
                                                                    ---------------          ----------------
             Total stockholders  equity                                     901,848                   933,641
                                                                    ---------------          ----------------

    COMMITMENTS AND CONTINGENCIES

    Total liabilities and stockholders  equity                      $     2,429,727          $      2,402,385
                                                                    ===============          ================

               INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX-MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (UNAUDITED)

                                                                            SIX-MONTHS ENDED JUNE 30,
                                                                     ----------------------------------------
                                                                          1995                     1994
                                                                     --------------            --------------
REVENUES:
Premiums                                                             $       33,575            $       29,172
Net investment income                                                        62,618                    51,543
Realized investment gains                                                     4,805                     1,081
                                                                     --------------            --------------
                                                                            100,998                    81,796

BENEFITS AND EXPENSES:
Policy benefits:
    Death and other policy benefits                                          52,766                    37,664
    Endowments                                                                2,869                     6,103
    Policyholder dividends                                                    7,728                     7,880
                                                                     --------------            --------------
                                                                             63,363                    51,647
Increase (decrease) in future policy benefit reserves                        (8,640)                      308
Amortization of deferred policy acquisition costs                             2,591                     2,401
Provision for deferred premium                                                  902                        91
General insurance expenses                                                   62,597                    87,076
Taxes licenses and fees                                                       4,301                     6,686
Interest expense                                                             12,694                     8,209
                                                                     --------------            --------------
                                                                            137,808                   156,418

      Income (loss)  before federal  income tax  and minority
    interest                                                         $      (36,810)           $      (74,622)

Federal income tax expense                                                        0                         0
                                                                     --------------            --------------

   Income (loss) before minority interest                            $      (36,810)           $      (74,622)

   Minority interest in gain (loss) of subsidiary                            (1,883)                   (1,376)
                                                                     --------------            --------------

NET INCOME (LOSS)                                                    $      (38,693)           $      (75,998)
                                                                     ==============            ==============

PER SHARE AMOUNTS:
    NET INCOME (LOSS) PER SHARE OF COMMON STOCK                              $(0.03)                   $(0.06)
                                                                     ==============            ==============


               INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE-MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (UNAUDITED)

                                                                            THREE-MONTHS ENDED JUNE 30,
                                                                     ---------------------------------------
                                                                         1995                      1994
                                                                     --------------            -------------
REVENUES:
Premiums                                                             $       19,196            $      13,950
Net investment income                                                        33,117                   26,341
Realized investment gains                                                     4,805                      155
                                                                     --------------            -------------
                                                                             57,118                   40,446

BENEFITS AND EXPENSES:
Policy benefits:
    Death and other policy benefits                                          26,953                    6,066
    Endowments                                                                  105                    3,143
    Policyholder dividends                                                    3,915                    4,066
                                                                     --------------            -------------
                                                                             30,973                   13,275

Increase (decrease) in future policy benefit reserves                        (8,206)                   5,124
Amortization of deferred policy acquisition costs                               (73)                     210
Provision for deferred premium                                                  106                      531
General insurance expenses                                                   32,406                   44,540
Taxes licenses and fees                                                       1,055                    4,237
Interest expense                                                              6,666                    4,342
                                                                     --------------            -------------
                                                                             62,927                   72,259

      Income (loss)  before federal  income tax  and minority
    interest                                                         $       (5,809)           $     (31,813)

Federal income tax expense                                                        0                        0
                                                                     --------------            -------------

   Income (loss) before minority interest                            $       (5,809)           $     (31,813)

   Minority interest in gain (loss) of subsidiary                            (1,883)                     (17)
                                                                     --------------            -------------

NET INCOME (LOSS)                                                    $       (7,692)           $     (31,830)
                                                                     ==============            =============

PER SHARE AMOUNTS:
    NET INCOME(LOSS) PER SHARE OF COMMON STOCK                               $(0.01)                  $(0.03)
                                                                     ==============            =============



               INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX-MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (UNAUDITED)

                                                                           SIX-MONTHS ENDED JUNE 30,
                                                                    ---------------------------------------
                                                                         1995                      1994
                                                                    --------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net gain (loss)                                                 $      (38,693)           $     (73,246)
    Adjustments to reconcile net gain to net cash provided
        by operating activities:
             Accrued investment income                                      (4,117)                  (6,604)
             Deferred policy acquisition costs                               2,591                    4,480
             Property, plant and equipment                                     167                      460
             Future policy benefit reserves                                 (8,640)                     308
             Deferred premium reserve                                          902                       91
             Other policy liabilities                                       (2,503)                 (14,637)
             Accounts payable and accrued expenses                          13,283                   15,439
             Minority interest                                               2,402                   (1,376)
             Other, net                                                     (1,187)                       0
                                                                    --------------            -------------
                 NET CASH PROVIDED (USED) BY OPERATING
                     ACTIVITIES                                            (35,795)                 (75,085)
                                                                    --------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Maturity of fixed maturities                                           290,648                  277,851
    Sale of fixed maturities available for sale                                  0                        0
    Purchase of fixed maturities available for sale                       (299,654)                (223,636)
    Increase in policy loans (net)                                          (3,428)                       0
                                                                    --------------            -------------

                 NET CASH PROVIDED (USED) BY
                     INVESTING ACTIVITIES
                                                                           (12,434)                  54,215
                                                                    --------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                 Borrowed funds                                             51,500                   35,500
                                                                    --------------            -------------
        NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES
                                                                            51,500                   35,500
                                                                    --------------            -------------
                 NET INCREASE (DECREASE) IN CASH AND
        SHORT-TERM INVESTMENTS                                               3,271                   14,630
                 Cash and short term investments at
        beginning of period                                                207,506                  203,106
                                                                    --------------            -------------
                 Cash and short term investments at end
        of period                                                   $      210,777            $     217,736
                                                                    ==============            =============

               INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE-MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (UNAUDITED)

                                                                           THREE-MONTHS ENDED JUNE 30,
                                                                    ---------------------------------------
                                                                          1995                     1994
                                                                    --------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net gain (loss)                                                 $       (7,692)           $     (31,795)
    Adjustments to reconcile net gain to net cash provided
         by operating activities:
             Accrued investment income                                       2,711                    2,166
             Deferred policy acquisition costs                                 721                    1,307
             Property, plant and equipment                                       6                      231
             Future policy benefit reserves                                 (8,206)                 (10,303)
             Deferred premium reserve                                          106                      531
             Other policy liabilities                                       (4,394)                   3,160
             Accounts payable and accrued expenses                           9,767                   11,507
             Minority interest                                               2,522                      (18)
             Other, net                                                     (1,653)                       0
                                                                    --------------            -------------
                 NET CASH PROVIDED (USED) BY OPERATING
                     ACTIVITIES                                             (6,112)                 (23,214)
                                                                    --------------            -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Maturity of fixed maturities                                            61,842                  169,305
    Sale of fixed maturities available for sale                                  0                        0
    Purchase of fixed maturities available for sale                              0                 (148,855)
    Increase in policy loans (net)                                            (144)                       0
                                                                    --------------            -------------

                 NET CASH PROVIDED (USED) BY
                     INVESTING ACTIVITIES
                                                                            61,698                   20,450
                                                                    --------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                 Borrowed funds                                             23,000                   20,500
                                                                    --------------            -------------
             NET CASH PROVIDED (USED) BY FINANCING
                 ACTIVITIES                                                 23,000                   20,500
                                                                    --------------            -------------

         NET INCREASE (DECREASE) IN CASH AND SHORT-
                          TERM INVESTMENTS                                  78,586                   17,736
                 Cash and short term investments at
         beginning of period                                               132,191                  200,000
                                                                    --------------            -------------
                 Cash and short term investments at end
         of period                                                  $      210,777            $     217,736
                                                                    ==============            =============

               INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

                                  (UNAUDITED)

(1)      FINANCIAL STATEMENTS

         The balance sheet for June 30, 1995, the statements of operations for the three- and six-month periods ended June 30, 1995 and 1994, and the statements of cash flows for the three- and six-month periods then ended have been prepared by the Company without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1995, and for comparative periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 annual 10-K report filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 1995 are not necessarily indicative of the operating results for the full year.

         Earnings per common share are computed on the basis of the weighted average numbers of common "A" and "B" shares outstanding during each period. For the three- and six-month periods ended June 30, 1995 and 1994, the weighted average number of such shares outstanding was 1,280,072.

(2)      PENDING ACQUISITION AND MERGER

         On December 9, 1994, the Company announced that it had signed a definitive written agreement to be acquired by Citizens, Inc., an Austin, Texas based life insurance holding company.

         The agreement provides that following the acquisition by Citizens, Investors' shareholders will receive one share of Citizens Class A Common Stock for each eight shares of Investors Common Stock owned. Additionally, Citizens will acquire all shares of Central Investors Life Insurance Company, a subsidiary of the Company, not wholly-owned by Insurance Investors, based upon an exchange ratio of one share of Citizens Class A common stock for each four shares of Central Investors owned. The transaction will involve issuance of approximately 170,000 of Citizens Class A shares and will also be accounted for as a purchase. The agreement is subject to approval by the Company s shareholders. The Illinois Department of Insurance approved the transaction on March 10, 1995.

         The following unaudited pro forma condensed balance sheet as of June 30, 1995 reflects the purchase of the Company by Citizens (including a similar acquisition of American Liberty Financial Corporation ("ALFC")) by Citizens pending as of the date of this 10-Q) as if it occurred on June 30, 1995. The unaudited pro forma condensed consolidated income statement for the six months ended June 30, 1995 reflects the purchases of the Company and ALFC as if they had occurred on January 1, 1995.

         Management's estimate of the impact of applying purchase accounting, as if the two acquisitions had occurred as described above, is presented below. The unaudited pro forma financial information is not necessarily indicative either of the results of operations that would have occurred had the acquisition been consummated at the beginning of 1995 or of future results of operations of the consolidated entities.

             PRO-FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                             (AMOUNTS IN THOUSANDS)

                      PRO-FORMA CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1995
                                  (UNAUDITED)

                                  HISTORICAL
                                 CITIZENS INC         HISTORICAL       HISTORICAL         PURCHASE
                                     AND               ALFC AND        INSURANCE       ADJUSTMENTS AND           PRO-FORMA
            ASSETS               SUBSIDIARIES        SUBSIDIARIES      INVESTORS        ELIMINATIONS            CONSOLIDATED
            ------               ------------        ------------      ---------        ------------            ------------
 Long term Investments                 $91,111           $15,018         $2,138                $64   (a)           $108,331
 Short term Investments                  9,495               942              0                  0                   10,437
                                      --------           -------         ------            -------                 --------
      Total Investments                100,606            15,960          2,138                 64                  118,768

 Cash                                    3,274               709            211                                       4,194
 Other receivables                       3,107               438              0                                       3,545
 Accrued investment
   income                                1,268               316             31                                       1,615
 Deferred policy
   acquisition costs                    36,165             6,831             49             (6,880)  (b)             36,165
 Cost of insurance
   acquired                              2,188                 0              0              5,828   (e)              8,016
 Excess of cost over net
   assets acquired                       3,252                 0              0              8,078   (c)             11,330
 Other intangible assets                     0                 0              0              1,816   (d)              1,816
 Deferred taxes                            393             1,839              0               (980)  (g)              1,252
 Other assets                            7,096               786              1                  0                    7,883
                                      --------           -------         ------            -------                 --------

         Total Assets                 $157,349           $26,879         $2,430             $7,926                 $194,584
                                      ========           =======         ======            =======                 ========

                                 JUNE 30, 1995
                                  (UNAUDITED)

                                 HISTORICAL
                                CITIZENS INC       HISTORICAL     HISTORICAL         PURCHASE
        LIABILITIES AND             AND             ALFC AND      INSURANCE      ADJUSTMENTS AND             PRO-FORMA
      STOCKHOLDERS  EQUITY      SUBSIDIARIES      SUBSIDIARIES    INVESTORS        ELIMINATIONS             CONSOLIDATED
      --------------------      ------------      ------------    ---------        ------------             ------------
 Future policy benefit
   reserves                          $106,715           $14,621           $709               $559   (f)           $122,604
 Other policyholder
   liabilities                          8,483             1,772            359                                      10,614
 Other liabilities                      2,785               359             45                                       3,189
 Notes payable                            794                 0            319                                       1,113
 Deferred tax liability                     0             1,825              0             (1,825)  (h)                  0
 Minority interest                          0                16             96               (112)  (h)                  0
                                     --------           -------           ----            -------                 --------

      Total liabilities               118,777            18,593          1,528             (1,378)                 137,520

 Class A common stock                  21,457               250            819             17,423   (h)             39,949
 Class B common stock                     283                 0             47                (47)  (h)                283
 Preferred stock                            0               263              0               (263)  (h)                  0
 Additional paid-in
   capital                                  0             6,030            576             (6,606)  (h)                  0
 Unrealized loss on
   investments                           (744)                0            (15)                15   (h)               (744)
 Retained earnings                     19,757             1,743           (516)             (1,227) (h)             19,757
                                     --------           -------           ----            -------                 --------
                                       40,753             8,286            911              9,295                   59,245
 Treasury stock                        (2,181)                0             (9)                 9                   (2,181)
                                     --------           -------           ----            -------                 --------
     Total stockholders
           equity                      38,572             8,286            902              9,304                   57,064
                                     --------           -------           ----            -------                 --------

    Total liabilities and
    stockholders  equity             $157,349           $26,879         $2,430             $7,926                 $194,584
                                     ========           =======         ======            =======                 ========

      EXPLANATION OF PRO-FORMA ADJUSTMENTS AS OF JUNE 30, 1995:

         (a) Adjustment necessary to record acquired fixed maturities at market value.

         (b) Deferred policy acquisition costs are reflected in the accompanying pro-forma financial statements as follows:

                  Historical Citizens                                           $36,165
                  Historical ALFC and II                                          6,880
                                                                                -------
                    Historical DAC                                               43,045
                  Reverse historical ALFC and II                                 (6,880)
                                                                                -------
                  Net DAC                                                       $36,165
                                                                                =======

         (c) Establish cost of insurance acquired. Cost of insurance acquired represents the estimated present value of future profits in the acquired business. This amount was calculated as the difference between ALFC's and II's historical future policy benefit reserves and the estimated gross premium reserve at June 30, 1995. The gross premium reserve was estimated assuming a level interest yield of 7%. Life mortality was based on appropriate multiples of the 1965-70 Select and Ultimate and the Ultimate Intercompany Table and withdrawals based on Linton B and BB tables as deemed appropriate based on individual life plan experience.
                 Accident and health morbidity was based on multiples of 1974 Cancer tables, Stroke/Heart Attack Indemnity Table, 1985 NAIC Cancer Tables and published claim costs and withdrawals based on Linton C and CC Tables as deemed appropriate based on individual health plan experience. Cost of insurance acquired is being amortized in proportion to the profit over the lives of the respective policies.

                 Cost of insurance acquired is presented in the accompanying pro-forma financial statements as follows:

                 Historical Citizens                                     $2,188

                 ALFC and II cost of insurance capitalized                5,828
                                                                          -----

                 Pro-forma cost of insurance acquired                    $8,016
                                                                         ======

         (d) Allocation of purchase price to identifiable intangible assets. Identifiable intangible assets include state licenses and agency force and are being amortized over 10 years.

         (e) Excess of cost over net assets acquired was calculated as follows: (in thousands)

                                              ALFC                II            TOTAL
 Acquisition of common stock
                                               $17,575             929           18,504
 Estimated  fair   value  of   net
 assets acquired                                (9,436)           (990)         (10,426)
                                               =======            ====          =======
 Excess of  cost (purchase  price)
 over net assets acquired
                                                $8,139             (61)           8,078


         (f) Revaluation of policy benefit reserves to reflect Company reserve assumption with regard to interest rates, lapse rates and surrenders.

         (g) Establish deferred taxes for basis differences between book and tax value of assets and liabilities at June 30, 1995.

         (h) Eliminate ALFC and II capital, minority interest, and retained earnings and record the cost of net assets acquired as increased capital of the Company due to the issuance of additional Class A common shares.

                 PRO-FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                  (UNAUDITED)


                                    HISTORICAL        HISTORICAL     HISTORICAL         PURCHASE
                                 CITIZENS INC AND      ALFC AND      INSURANCE       ADJUSTMENTS AND            PRO-FORMA
                                   SUBSIDIARIES      SUBSIDIARIES    INVESTORS        ELIMINATIONS             CONSOLIDATED
                                   ------------      ------------    ---------        ------------             ------------
 Revenues:

 Premiums                              $20,611            $3,782           $33                                  $24,426
 Net investment income                   3,124               580            68                                    3,772
 Other                                     (48)              128             0                0                      80
                                       -------            ------         -----           ------                 -------
       Total revenues                   23,687             4,490           101                0                  28,278

 Benefits and Expenses

 Policy benefits                        15,286             1,990            55                                   17,331
 Commissions                             5,251                 0             0                                    5,251
 Capitalization of DAC                  (5,498)                0             0             (250) (a)             (5,748)
 Amortization of DAC                     3,871               666             3             (500) (a)              4,040
 Amortization of cost
   of insurance acquired                   177                 0             0              278  (b)                455
 Amortization of other
   intangibles                               0                 0             0               94  (c)                 94
 Amortization of excess
   of cost over net assets
   acquired                                 93                 0             0              198  (d)                291
 Other expenses                          2,806             1,668            80                0                   4,554
                                       -------            ------         -----           ------                 -------
     Total benefits and
          expenses                      21,986             4,324           138             (180)                 26,106
                                       -------            ------         -----           ------                 -------

 Income (loss) before taxes             $1,701              $166         $ (37)          $ (180)                 $2,010
                                       =======            ======         =====           ======                 =======

 Net income per share                                                                                             $0.10 (e)
                                                                                                                =======

           EXPLANATION OF PRO-FORMA STATEMENT OF OPERATIONS FOR THE
                    SIX-MONTH PERIOD ENDED JUNE 30, 1995:


         (a) Amortization and capitalization of deferred policy acquisition costs are reflected in the accompanying pro-forma statement of operations as follows: (in thousands)

                                                            CAPITALIZATION         AMORTIZATION
                                                            -----------------------------------
                  Historical Citizens                              (5,498)              3,871
                  Historical ALFC and II                                0                 669
                                                                  -------               -----
                       Total Historical                            (5,498)              4,540
                                                                  -------               -----
                  Reverse Historical ALFC and II                        0                (669)
                  Capitalization of Post-Purchase                    (250)                169
                                                                  -------               -----
                  Net Pro-Forma adjustment                           (250)               (500)
                                                                  -------               -----
                            Net                                    (5,748)              4,040


         (b) Amortization of cost of insurance acquired is presented in the accompanying pro-forma statement of operations as follows: (in thousands)

                   Historical Citizens                          $177
                                                               -----

                   Interest accrued @ 7%                        (205)

                   Amortization  of  ALFC  and  II  cost  of
                   insurance                                     483
                                                               -----

                        Net Pro-Forma adjustment                 278
                                                               -----
                   Pro-forma amortization                       $455

                 Estimated amortization of cost of insurance acquired of ALFC and II, assuming a purchase date of January 1, 1995, is $482,000, $433,000, $390,000, $360,000 and $336,000 for each year, respectively, in the five year period ending December 31, 1999.

         (c) Identifiable intangible assets include state licenses and agency force and are being amortized over 10 years. Such amortization amounted to $94,000 for the six months ended June 30, 1995.

         (d) Excess of cost over net assets acquired is being amortized over a 20-year period. Such amortization, reflected in the accompanying pro-forma statement of operations is $198,000.

         (e) Calculated using estimated common shares outstanding of 19,433,080.

                                     ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


SIX-MONTHS ENDED JUNE 30, 1995 AND 1994

The net loss for the first six months of 1995 was $38,693, compared to a loss of $75,998 in the previous year. Decreases in operating expenses and increased investment income were the primary reasons for the improvement.

Premium income for the first six months of 1995 was $33,575 compared to $29,172 for the same period in 1994. The increase is due primarily to a reduction in the amount of deferred premium seen in previous periods. The Company has not written new policies for the past several years.. Currently, there are no products qualified for sale under the revised life insurance reserve law that was effective for years beginning after January 1, 1989. Increases in requirements for Statutory capital and surplus of the Company s life insurance subsidiary, coupled with the relatively high cost of regulatory compliance for a company the size of Insurance Investors, have severely limited the resources available in recent years that are necessary for the development and sale of new products. As a result, the Company s in-force block of business is in a "run-off" state.

Net investment income grew substantially during 1995 to $62,618 compared to $51,543 for the same period in 1994. The increase results from higher yields that are available upon reinvestment of matured securities that bore lower interest rates.

Policy benefits increased to $63,363 during 1995 from $51,647 during the first half of 1994. Death benefits increased substantially during the first half of 1995 to $30,060, compared to $18,153 for the same period in 1994. Management does not believe the increase in such benefits to be indicative of an adverse trend, but rather normal fluctuations which occur over time. Surrender expense decreased to $13,762 from $17,082 in the previous year. Other benefits amounted to $19,541 compared to $16,412 in 1994.

Future policy benefit reserves reflected a decrease of $8,640 compared to an increase of $308 for the first half of 1995. The decrease in policy reserves is partially explained by the increased death claim activity since as claims are paid, the policy reserves that have historically been established are released. Deferred premium reserves increased by $902 in 1995 compared to $91 for 1994. The increase reflects the aging of the policies in force.

General expenses were lower as a result of decreases in salaries, office expenses and the timing of audit and actuarial expenses. As Management works toward consummation of the sale of the Company to Citizens, Inc. as discussed in the "Notes to Financial Statements" the overhead of the Company has been trimmed due to the execution of a Management Services Agreement with Citizens.

Interest expense was higher in the first six months of 1995 reaching $12,694 from $8,209 in the previous year. The increase was due to additional loans made by the Company's President, Mr. Frank Wilkins, to provide adequate liquidity and capital. The loans are due upon the closing of the Citizens acquisition.

THREE-MONTHS ENDED JUNE 30, 1995 AND 1994

The net loss for the quarter ended June 30, 1995 was $7,692 compared to $31,830 in the prior year. Increased investment income, coupled with lower operating expenses and higher premium receipts narrowed the operating loss.

Premium income for the quarter was $19,196 in 1995 compared to $13,950 in the previous year. Reductions in deferred premiums contributed to the increase.

Investment income grew to $33,117 from $26,341, primarily as the result of higher yields available in the bond market as matured funds were reinvested.

Policy benefits increased to $30,973 through June 30, 1995, compared to $13,275 in the previous year. An increase in death claims during the quarter was the primary reason for the increase.

Policy reserves declined $8,206 for the quarter, compared to an increase of $5,124 in the prior year. The increased claims contributed to the lower reserves as was discussed above.

General expenses declined to $32,406 from $44,540 primarily as the result of the reductions in overhead discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders' equity as of June 30, 1995 totaled $901,848, compared to $933,641 at December 31, 1994. The loss from operations is the primary reason for the decline in equity since year end.

A majority of the Company's invested assets are in bonds guaranteed by the U.S. Government. As a result, the bond portfolio offers better than average liquidity to meet the demands of the outstanding obligations. The Company has no investments in mortgage loans or real estate and minimal policy loans.

The Illinois legislature established $1,200,000 as the minimum statutory capital and surplus for an Illinois-domiciled life insurance company after December 31, 1990. On December 31, 1995, the requirement increases to $1,500,000. The traditional "grandfathering" of existing companies was not permitted in the new legislation, meaning that the Company's subsidiary must increase its Capital and Surplus to the $1,500,000 level. At the end of June, 1995, the subsidiary reported capital and surplus of $1,222,856. The sale of the Company to Citizens, Inc. will afford the Company the strength to comply with the requirements of the new law.

The Company's ability to allocate funds to product development has been extremely limited. The burden of maintaining two accounting systems (Statutory and GAAP) as well as maintaining the capital and surplus of the life insurance subsidiary have been the leading constraints.

FINANCIAL ACCOUNTING STANDARDS

In February 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company adopted Statement 109.
The implementation had no impact on operations or stockholders' equity.

In December 1990, the FASB issued Statement 106, "Employers' Accounting for Post Retirement Benefits Other than Pensions", ("Statement 106"). Statement 106 establishes accounting standards for employers' accounting for, primarily, post retirement health care benefits. The statement was effective for fiscal years beginning after December 15, 1992. Since the Company currently pays no such benefits, implementation had no impact on the results of operations of the Company.

In December 1992, the FASB issued Statement 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" ("Statement 113"). Statement 113 eliminated the net reporting of reinsurance amounts in the balance sheet previously required by Statement 60 "Accounting by Insurance Enterprises." Statement 113 also provides accounting guidance for ceding enterprises as well as disclosure requirements and guidance on assessing transfer of risk in reinsurance contracts. Furthermore, it precludes immediate recognition of gains related to reinsurance contracts unless the ceding enterprises liability to its policyholders is extinguished.

The Company adopted Statement 113 in the first quarter of 1993. There was no impact on the consolidated financial statements due to implementation of the risk transfer provisions.

In May 1993, the FASB issued Statement 114, "Accounting by Creditors for Impairment of a Loan"

("Statement 114"). Statement 114 requires impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Statement 114 is effective for years beginning after December 15, 1994. Statement 114 does not have a material impact on the Company's financial statements.

Also in 1993, the FASB issued Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"). Statement 115 requires the classification of debt and equity securities as held to maturity, trading or available for sale based on established criteria. Trading securities are bought and held principally for the purpose of selling them in the near term. The Company had no investment securities classified as trading or available for sale at January 1, 1994, December 31, 1994 or June 30, 1995. Held-to-maturity securities are those in which the Company has the ability and intent to hold the security until maturity.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains and losses are recognized in earnings for transfers into trading securities. Unrealized holding gains or losses associated with transfers of securities from held-to-maturity to available-for-sale are recorded as a separate component of stockholders' equity. The unrealized holding gains or losses included in the separate component of equity for securities transferred from available-for-sale to held-to-maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

Premiums and discounts are amortized or accredited over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold. The Company adopted Statement 115 at January 1, 1994. The impact on the consolidated stockholders' equity due to the implementation was $0.

                          PART II.  OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

             None.

ITEM 2       CHANGES IN SECURITIES

             None, other than disclosed in the Notes to the Financial Statements or Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

ITEM 5.      OTHER INFORMATION

             None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             a.   Exhibits - 27  Financial Data Schedule

             b. Reports on Form 8-K filed during the period covered by this report - None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              INSURANCE INVESTORS
                              & HOLDING CO.



                              By: /s/ Frank J. Wilkins
                                  --------------------------------
                                  Frank J. Wilkins, President
                                  and Chief Accounting Officer


Date:  September 19, 1995

                                EXHIBIT INDEX

EXHIBIT NO.                  EXHIBIT DESCRIPTION                           PAGE
-----------                  -------------------                           ----

    27                     Financial Data Schedule