Form 10-Q
period 1995-09-30
INSURANCE INVESTORS & HOLDING CO
filed 1995-12-19
CIK 50773

2
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q
[X]Quarterly  Report  Pursuant to Section  13  or  15(d)  of  the
   Securities Exchange Act of 1934
For the period ended   September 30, 1995
                               or
[  ]     Transition Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934
For the transition period from           to
Commission File Number:   0-1984

                INSURANCE INVESTORS & HOLDING CO.
                                1
     (Exact name of registrant as specified in its charter)

            Illinois                           37-0858627
2
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)           Identification No.)

2512 N. Knoxville Ave., Peoria, Illinois       61604-3622
3

(Address of principal executive offices)       (Zip Code)

                         (309) 685-7661
                                4

      (Registrant's telephone number, including area code)


                                5
 (Former name, former address and former fiscal year, if changed since last report.)


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

      As of September 30, 1995, Registrant had 807,649 shares  of
Class A common stock and 472,423 shares of Class B common stock outstanding.


       INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES

                              INDEX

                                                       Page
                                                      Number
Part I. Financial Information

        Item 1.  Financial Statements

                 Balance  sheets,  September  30,  1995
               (Unaudited)                            3
                and December 31, 1994

                 Statements of Operations, Nine-Months
                Ended September 30, 1995
                and 1994 (Unaudited)                  5

                 Statements of Operations, Three-Months
                Ended September 30, 1995
                and 1994 (Unaudited)                  6

                 Statements of Cash Flows, Nine-Months
                Ended September 30, 1995
                and 1994 (Unaudited)                  7

                 Statements of Cash Flows, Three-Months
                Ended September 30, 1995
                and 1994 (Unaudited)                  8

                 Notes to Financial Statements          9

        Item 2.  Management's Discussion and Analysis
                of Financial Conditions and Results
                of Operations                         17

Part    Other Information                              21
II.
       INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
            September 30, 1995 and December 31, 1994


                                       (Unaudited)
                                        September      December
                                           30,            31,
                                          1995           1994
Assets

Investments:
     Fixed maturities held for
investment, at
          amortized cost (market        $1,819,5        $1,955,8
     $1,810,421                        19              82
          in 1995 and $1,902,194 in
     1994)
     Equity securities, at market (cost
      $81,473 in 1995 and 1994)                 65,376          57,957
     Policy loans                              106,745         101,749
       Total investments                       1,991,640       2,115,588

     Cash                                      325,275         207,506
     Accrued investment income                  32,056          26,581
     Deferred policy acquisition costs          47,693          51,262
     Property, plant and equipment (at
cost, less accumulated depreciation
of $108,880 in 1995 and $108,713 in        1,281           1,448
1994)

       Total assets                    $2,428,945      $2,402,385



                                                      (Continued)
       INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
            September 30, 1995 and December 31, 1994


                                       (Unaudited)
                                        September      December
                                           30,            31,
                                          1995           1994
Liabilities and Stockholders' Equity

Liabilities:

     Future policy benefit reserves           $716,614       $ 717,441
     Deferred premium reserve                   68,680          67,443
     Other policyholders' funds                289,006         292,719

       Total policy liabilities                1,074,300       1,077,603

     Accounts payable and accrued               47,139          26,424
expenses
     Minority interest                          94,185          93,268
     Notes payable                             319,400         267,900
     Other liabilities                           5,327           3,549
       Total liabilities                       1,540,351       1,468,744

Stockholders' Equity:
     Common stock:
       Class A, $1 par value, 1,500,000
shares authorized, 819,249 shares
issued in 1995 and 1994, including
shares in treasury of 11,600 in 1995     819,249         819,249
and 1994
       Class B, $.10 stated value, 500,000
shares
         authorized, 472,423 shares       47,242          47,242
       issued and
         outstanding in 1995 and
       1994
     Paid-in capital                           576,347         576,347
     Unrealized loss on investments           (14,969)        (21,869)
     Retained deficit                        (529,850)       (477,903)
                                               898,019         943,066
     Treasury stock, at cost                   (9,425)         (9,425)
       Total stockholders' equity                888,894         933,641

     Commitments and contingencies

     Total liabilities and stockholders'     $2,428,945      $2,402,385
equity
       INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
          Nine-Months Ended September 30, 1995 and 1994

                           (Unaudited)

                                            Nine-months ended
                                             September 30,

                                          1995           1994
Revenues:
Premiums                                 $ 45,968        $ 41,003
Net investment income                      91,431          78,017
Realized investment gains                   4,805           1,081
                                          142,204         120,101

Benefits and expenses:
Policy benefits:
  Death and other policy benefits            55,758          48,162
  Endowments                                  5,377           9,569
  Policyholder dividends                      8,430          11,462
                                           69,565          69,193
Increase (decrease) in future policy        (827)           7,988
benefit reserves
Amortization of deferred policy               3,569           2,626
acquisition costs
Provision for deferred premium                1,237             383
General insurance expenses                  107,166         118,868
Taxes licenses and fees                       4,352           8,929
Interest expense                              8,693          13,600
                                          193,755         221,587

      Income   (loss)  before  federal
income                                  $(51,551)         $(101,48
     tax and minority interest                        6)

Federal income tax expense                      0               0

   Income (loss) before minority         $(51,551)         $(101,48
interest                                              6)

   Minority interest in gain (loss)         (398)         (1,332)
of subsidiary

Net Income (Loss)                        $(51,949)       $(100,15
                                                     4)

Per Share Amounts:
  Net  income  (loss)  per  share   of     $(0.04)        $(0.08)
common stock
       INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
         Three-Months Ended September 30, 1995 and 1994

                           (Unaudited)
                                            Three-months ended
                                             September 30,

                                          1995           1994
Revenues:
Premiums                                 $ 12,393        $ 11,831
Net investment income                      28,813          26,474
Realized investment gains                       0               0
                                           41,206          38,305

Benefits and expenses:
Policy benefits:
  Death and other policy benefits             2,992          10,498
  Endowments                                  2,508           3,466
  Policyholder dividends                        702           3,582
                                            6,202          17,546

Increase (decrease) in future policy      (7,813)           7,680
benefit reserves
Amortization of deferred policy                 978             225
acquisition costs
Provision for deferred premium                  335             292
General insurance expenses                   44,569          31,792
Taxes licenses and fees                          51           2,243
Interest expense                            (4,001)           5,391
                                             55,947          65,169

      Income   (loss)  before  federal
income                                  $(14,741)       $(26,864)
    tax and minority interest

Federal income tax expense                      0               0

   Income (loss) before minority         $(14,741)       $(26,864)
interest

   Minority interest in gain (loss)         1,485              44
of subsidiary

Net Income (Loss)                        $(13,526)       $(26,908)

Per Share Amounts:
  Net income(loss) per share of common     $(0.01)        $(0.02)
stock




       INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          Nine-Months Ended September 30, 1995 and 1994

                           (Unaudited)

                                            Nine-months ended
                                             September 30,

                                          1995           1994
Cash flows from operating
activities:
     Net gain (loss)                          $(51,949)         $(100,15
                                                     4)
     Adjustments to reconcile net gain to
net cash provided by operating
activities:
               Accrued investment income            (5,475)        (12,558)
               Deferred policy acquisition            3,569           5,254
costs
               Property, plant and equipment            167             689
               Future policy benefit reserves         (827)           7,988
               Deferred premium reserve               1,237             383
               Other policy liabilities             (3,713)        (10,908)
               Accounts payable and accrued          20,715         (7,250)
expenses
               Minority interest                        917         (1,332)
               Other, net                           (4,451)           (220)
            Net cash provided (used) by
operating activities                    (39,810)        (118,108)

Cash flows from investing
activities:
     Maturity of fixed maturities              741,602         442,356
     Sale of fixed maturities available              0               0
for sale
     Purchase of fixed maturities            (599,527)       (449,194)
available for sale
     Increase in policy loans (net)            (4,996)               0

            Net cash provided
            (used) by
              investing activities       137,079         (6,838)

Cash     flows    from     financing
activities:
       Borrowed funds                        51,500          87,400
            Net cash provided (used) by
financing activities                      51,500          87,400

       Net increase (decrease) in cash
and short-                               148,769        (37,546)
           term investments
       Cash and short term investments
           at beginning of period        207,506         203,106
       Cash and short term investments
           at end of period             $356,275        $165,560
       INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
         Three-Months Ended September 30, 1995 and 1994

                           (Unaudited)
                                            Three-months ended
                                             September 30,

                                          1995           1994
Cash flows from operating
activities:
     Net gain (loss)                          $(13,256)       $(26,908)
     Adjustments to reconcile net gain to
net cash provided by operating
activities:
               Accrued investment income            (1,358)         (5,954)
               Deferred policy acquisition              978             774
costs
               Property, plant and equipment              0             229
               Future policy benefit reserves         7,813           7,680
               Deferred premium reserve                 335             292
               Other policy liabilities             (1,210)           3,729
               Accounts payable and accrued           7,432        (22,689)
expenses
               Minority interest                      1,485              44
               Other, net                           (3,264)             220
            Net cash provided (used) by
operating activities                     (4,015)        (42,583)

Cash flows from investing
activities:
     Maturity of fixed maturities              225,439         164,505
     Sale of fixed maturities available              0               0
for sale
     Purchase of fixed maturities             (74,358)       (225,558)
available for sale
     Increase in policy loans (net)            (1,568)               0

            Net cash provided
            (used) by
              investing activities       149,513        (61,053)

Cash     flows    from     financing
activities:
       Borrowed funds                             0          51,900
            Net cash provided (used) by
financing activities                           0          51,900

       Net increase (decrease) in cash
and short-                               145,498          52,176
           term investments
       Cash and short term investments
           at beginning of period        210,777         203,106
       Cash and short term investments
           at end of period             $356,275        $(52,176)


       INSURANCE INVESTORS & HOLDING CO. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 1995

                           (Unaudited)

(1)  Financial Statements

     The balance sheet for September 30, 1995, the statements of operations for the three- and nine-month periods ended September 30, 1995 and 1994, and the statements of cash flows for the three- and nine-month periods then ended have been prepared by the Company without audit. In the opinion of Management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 1995, and for comparative periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 annual 10-K report filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

     Earnings per common share are computed on the basis of the weighted average numbers of common "A" and "B" shares outstanding during each period. For the three- and nine-month periods ended September 30, 1995 and 1994, the weighted average number of such shares outstanding was 1,280,072.

(2)  Pending Acquisition and Merger

     On December 9, 1994, the Company announced that it had signed a definitive written agreement to be acquired by Citizens, Inc., an Austin, Texas based life insurance holding company.

     The agreement provides that following the acquisition by Citizens, Investors' shareholders will receive one share of Citizens' Class A Common Stock for each eight shares of Investors Common Stock owned. Additionally, Citizens will acquire all shares of Central Investors Life Insurance Company, a subsidiary of the Company, not wholly-owned by Insurance Investors, based upon an exchange ratio of one share of Citizens' Class A common stock for each four shares of Central Investors owned. The transaction will involve issuance of approximately 170,000 of Citizens' Class A shares and will also be accounted for as a purchase. The agreement is subject to approval by the Company's shareholders. The Illinois Department of Insurance approved the transaction on March 10, 1995.

     The following unaudited pro forma condensed balance sheet as of September 30, 1995 reflects the purchase of the Company by Citizens (including a similar acquisition of American Liberty Financial Corporation ("ALFC") by Citizens pending as of the date of this 10-Q) as if it occurred on September 30, 1995. The unaudited pro forma condensed consolidated income statement for the nine months ended September 30, 1995 reflects the purchase of the Company as if they had occurred on January 1, 1995.

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

              Pro-Forma Consolidated Balance Sheet
                       September 30, 1995
                           (Unaudited)

                 Historica               Purchase
                     l       Historic    Adjustmen
     Assets      Citizens    al           ts and         Pro-forma
                 Inc. and    Insuranc    Eliminati      Consolidate
                 Subsidiar   e              ons              d
                    ies      Investor
                             s

Long term         $122,261     $1,992         $(9)  (a     $124,244
Investments                                         )
Short term           1,904          0            0            1,904
Investments
     Total         124,165      1,992          (9)          126,148
  Investments

Cash                 3,039        356                         3,395
Other                4,163          0                         4,163
receivables
Accrued
investment           1,696         32                         1,728
  income
Deferred policy
     acquisition    36,473         48         (48)  (b    36,473191
costs                                               )
Cost          of
insurance            7,719          0      120 584  (c   7,8397,810
  acquired                                          )
Excess  of  cost
over net            13,985          0    59011,081  (d  14,57514,37
          assets                                    )             9
acquired
Other assets         8,097          1            0            8,098

  Total Assets    $199,337     $2,429      $   653      $202,419173
                                                12
        Pro-Forma Consolidated Balance Sheet (continued)
                       September 30, 1995
                           (Unaudited)

                 Historic                  Purchase
Liabilities and     al       Histori      Adjustment
 Stockholders'   Citizens    cal            s and         Pro-forma
    Equity       Inc. and    Insuran      Eliminatio      Consolida
                 Subsidia    ce               ns             ted
                   ries      Investo
                             rs

Future   policy
benefit          $119,717        $717           $146 (e     $120,580
  reserves                                           )
Other
policyholder       10,377         358                         10,735
  liabilities
Other               3,764          52                          3,816
liabilities
Notes payable         787         319                          1,106
Deferred    tax     2,284           0                          2,284
liability

     Total        136,929       1,446            146         138,521
  liabilities

Class  A common    43,703         819          1,201 (f       45,725
stock                                                )
Class  B common       283          47           (47) (f          283
stock                                                )
Minority               14          94           (94) (f           14
interest                                             )
Additional paid-
in                      0         576          (576) (f            0
  capital                                            )
Unrealized loss
on                    (70)        (14)            14 (f         (70)
  investments                                        )
Retained           20,659        (530)                        20,129
earnings
                   64,589         992            498       66,079302
Treasury stock     (2,181)        (9)              9         (2,181)
     Total
 stockholders'     62,408         983          50793        63,89821
    equity

     Total
liabilities and  $199,337      $2,429         $65312       $202,4197
 stockholders'                                                     3
    equity

   Explanation  of  Pro-Forma Adjustments  as  of  September  30,
   1995:

         (a) Adjustment necessary to record acquired fixed maturities at market value.

     (b) Deferred policy acquisition costs are reflected in the accompanying pro-forma financial statements as follows:

          Historical Citizens         $36,473
          Historical II                        48
            Historical DAC             36,521
          Reverse historical II              (48)
          Net DAC                     $36,473

     (cb) Reverse ALFC and II policy acquisition costs at March 31, 1995 and eEstablish cost of insurance acquired. Cost of insurance acquired represents the estimated present value of future profits in the acquired business This amount was calculated as the difference between II's historical future policy benefit reserves and the estimated gross premium reserve at September
          30, 1995. The gross premium reserve was estimated assuming a level interest yield of 7%. Life mortality was based on appropriate multiples of the 1965-70 Select and Ultimate and the Ultimate Intercompany Table and withdrawals based on Linton B and BB tables as deemed appropriate based on individual life plan experience. Accident and health morbidity was based on multiples of 1974 Cancer tables, Stroke/Heart Attack Indemnity Table, 1985 NAIC Cancer Tables and published claim costs and withdrawals based on Linton C and CC Tables as deemed appropriate based on individual health plan experience. Cost of insurance acquired is being amortized in proportion to the profit over the lives of the respective policies.

          Cost   of  insurance  acquired  is  presented  in   the
          accompanying pro-forma financial statements as follows:

             Historical Citizens       $7,719

             II   cost   of  insurance     120
             capitalized
             Pro-forma cost of
             insurance                 $7,839
             acquired

      (dc) Excess of cost over net assets acquired was calculated as follows: (in thousands)

                                       II
       Acquisition of  common
       stock                            1,530
       Estimated  fair  value
       of      net     assets            (940)
       acquired
       Excess     of     cost
       (purchase price)  over             590
       net assets acquired


      (ed)  Revaluation  of policy benefit  reserves  to  reflect
Company reserve assumption
            with regard to interest rates, lapse rates and surrenders.

      (fe) Eliminate II capital, minority interest, and retained earnings and record the cost of net assets acquired as increased capital of the Company due to the issuance of additional Class A common shares.


         Pro-Forma Consolidated Statement of Operations
          For the Nine Months Ended September 30, 1995
                           (Unaudited)

                 Historica                   Purchase
                     l       Historical     Adjustment
                 Citizens    Insurance        s and        Pro-forma
                 Inc. and    Investors      Eliminatio    Consolidate
                 Subsidiar                      ns             d
                    ies
Revenues:

Premiums           $32,166          $46                        $32,212
Net   investment     4,898           91                          4,989
income
Other                   91            5              0              96
 Total revenues     37,155          142              0          37,217

Benefits     and
Expenses

Policy benefits     23,422           69                         23,491
Commissions          7,559            0                          7,559
Capitalization     (7,919)            0                     (7,919543)
of DAC
Amortization  of     5,983            4            (4) (a        5,983
DAC                                                    )
Amortization  of
cost                   255            0            179 (b       256371
   of  insurance                                       b)
acquired
Amortization  of
excess
   of  cost over        93            0          22501 (c       115501
net assets                                             c)
  acquired
Other expenses       4,320          121              0           4,441
 Total benefits
      and           33,713          194          18412       33,925824
    expenses

Income    before    $3,363         $(52)      $(18412)       $3,292270
taxes

Net  income  per                                                $0.171
share                                                             (dg)
 Explanation of Pro-Forma statement of Operations for the Nine-
             Month Period Ended September 30, 1995:


     (a)  Amortization  and  capitalization  of  deferred  policy acquisition costs are reflected in the accompanying pro-
          forma   statement  of  operations  as   follows:    (in
          thousands)

                                         Capitalizat  Amortizati
                                             ion          on
          Historical Citizens                 (7,919)      5,983
          Historical II                             0          4
               Total Historical               (7,919)      5,987
          Reverse Historical II                     0        (4)
          Capitalization    of    Post-           (0)          0
          Purchase
          Net Pro-Forma adjustment                (0)        (4)
                Net                           (7,919)      5,983


     (bb) Amortization of cost of insurance acquired is presented in the accompanying pro-forma statement of operations as follows:

             Historical Citizens         $78,00
                                              0
             Interest accrued @ 7%
                                            (8)
             Amortization of  II  cost       51
             of insurance                     1
                  Net        Pro-Forma       50
             adjustment                       3
             Pro-forma amortization      $78,50
                                              3

          Estimated amortization of cost of insurance acquired assuming a purchase date of January 1, 1995 is $503, $560, $621, $686, and $759 for each year, respectively, in the five year period ending December 31, 1999.

      (cc) Excess of cost over net assets acquired is being amortized over a 20-year period. Such amortization, reflected in the accompanying pro-forma statement of operations is $22,000.

        (dg)      Calculated   using  estimated   common   shares
outstanding of 19,433,080.



                             ITEM 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITIONS AND
                      RESULTS OF OPERATIONS


Nine-months ended September 30, 1995 and 1994

The  net  loss  for  the first nine months of 1995  was  $51,949,
compared  to a loss of $100,154 in the previous year.   Decreases
in operating expenses, policy reserves and increased investment income were the primary reasons for the improvement.

Premium income for the first nine months of 1995 was $45,968 compared to $41,003 for the same period in 1994. The increase is due primarily to a reduction in the amount of deferred premium seen in previous periods. The Company has not written new policies for the past several years.. Currently, there are no products qualified for sale under the revised life insurance reserve law that was effective for years beginning after January 1, 1989. Increases in requirements for Statutory capital and surplus of the Company's life insurance subsidiary, coupled with the relatively high cost of regulatory compliance for a company the size of Insurance Investors, have severely limited the resources available in recent years that are necessary for the development and sale of new products. As a result, the Company's in-force block of business is in a "run-off" state.

Net  investment income grew substantially during 1995 to  $91,431 compared to $78,017 for the same period in 1994. The increase results from higher yields that are available upon reinvestment of matured securities that bore lower interest rates.

Policy benefits increased to slightly $69,565 during 1995 from $69,193 during the first nine months of 1994. Death benefits increased during 1995 to $27,560, compared to $24,660 for the same period in 1994. Management does not believe the increase in such benefits to be indicative of an adverse trend, but rather normal fluctuations which occur over time. Surrender expense decreased to $15,103 from $19,815 in the previous year. Other benefits amounted to $26,902 compared to $24,718 in 1994.

Future policy benefit reserves reflected a decrease of $827 compared to an increase of $7,988 for the first nine months of 1994. The decrease in policy reserves is explained by lapses and the increased death claim activity since as claims are paid, the policy reserves that have historically been established are released. Deferred premium reserves increased by $1,237 in 1995 compared to $383 for 1994. The increase reflects the aging of the policies in force.

General expenses were lower as a result of decreases in salaries, office expenses and the timing of audit and actuarial expenses. As Management works toward consummation of the sale of the Company to Citizens, Inc. as discussed in the "Notes to Financial Statements" the overhead of the Company has been trimmed due to the execution of a Management Services Agreement with Citizens.


Three-months ended September 30, 1995 and 1994

The net loss for the quarter ended September 30, 1995 was $13,526
compared  to  $26,908  in the prior year.   Increased  investment
income, coupled with lower claims and higher premium receipts narrowed the operating loss.

Premium income for the quarter was $12,393 in 1995 compared to $11,831 in the previous year. Reductions in deferred premiums contributed to the increase.

Investment income grew to $28,813 from $26,474, primarily as the result of higher yields available in the bond market as matured funds were reinvested.

Policy benefits decreased to $6,202 through September 30, 1995, compared to $17,546 in the previous year. Decreases in death claims and policy dividends during the quarter were the primary reason for the increase.

Policy reserves increased by $7,813 for the quarter, compared to an increase of $7,680 in the prior year. The decrease in claims contributed to the higher reserves.

General expenses increased to $44,569 from $31,792 primarily as the result of expenses associated with the merger transaction described above.

Liquidity and Capital Resources

Stockholders'  equity as of September 30, 1995 totaled  $888,594,
compared  to  $933,641  at  December 31,  1994.   The  loss  from
operations is the primary reason for the decline in equity since year end.

A majority of the Company's invested assets are in bonds guaranteed by the U.S. Government. As a result, the bond portfolio offers better than average liquidity to meet the demands of the outstanding obligations. The Company has no investments in mortgage loans or real estate and minimal policy loans.

The Illinois legislature established $1,200,000 as the minimum statutory capital and surplus for an Illinois-domiciled life insurance company after December 31, 1990. On December 31, 1995, the requirement increases to $1,500,000. The traditional "grandfathering" of existing companies was not permitted in the new legislation, meaning that the Company's subsidiary must increase its Capital and Surplus to the $1,500,000 level. At the end of September, 1995, the subsidiary reported capital and surplus of $1,202,000. The sale of the Company to Citizens, Inc. will afford the Company the strength to comply with the requirements of the new law.

The Company's ability to allocate funds to product development has been extremely limited. The burden of maintaining two accounting systems (Statutory and GAAP) as well as maintaining the capital and surplus of the life insurance subsidiary have been the leading constraints.

Financial Accounting Standards

In February 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax asset and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company adopted Statement
109.    The  implementation  had  no  impact  on  operations   or
stockholders' equity.

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

In May 1993, the FASB issued Statement 114, "Accounting by Creditors for Impairment of a Loan" ("Statement 114"). Statement 114 requires impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Statement 114 is effective for years beginning after December 15, 1994 Statement 114 does not have a material impact on the Company's financial statements.

Also in 1993, the FASB issued Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement 115"). Statement 115 requires the classification of debt and equity securities as held to maturity, trading or available for sale based on established criteria. Trading securities are bought and held principally for the purpose of selling them in the near term. The Company had no investment securities classified as trading or available for sale at January 1, 1994, December 31, 1994 or September 30, 1995. Held-to-maturity securities are those in which the Company has the ability and intent to hold the security until maturity.

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

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold. The Company adopted Statement 115 at January 1, 1994. The impact on the consolidated stockholders' equity due to the implementation was $0.
                   PART II.  OTHER INFORMATION


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

                              INSURANCE INVESTORS & HOLDING CO.



                                By:            /s/ Frank J.
Wilkins
                                   Frank J. Wilkins
                                   President and Chief Accounting
Officer

Date:  December 1, 1995